Form 10-Q
period 1996-06-28
STORMEDIA INC
filed 1996-08-14
CIK 942787

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 28, 1996

                         Commission file number 0-25796



                             STORMEDIA INCORPORATED
             (Exact name of registrant as specified in its charter)




            DELAWARE                                            77-0373062
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


               390 REED STREET, SANTA CLARA, CALIFORNIA 95050-3118
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (408) 327-8400
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         As of August 2, 1996, 13,015,793 shares of the Registrant's Class A Common Stock, $0.013 par value, and 4,362,001 shares of the Registrant's Class B Common Stock, $0.013 par value, were issued and outstanding.



================================================================================

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                                      INDEX



                                                                                                           PAGE NO.
                                                                                                           --------
PART I.       FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Operations -- Three and Six Months Ended
                    June 28, 1996 and June 30, 1995....................................................           3
                  Condensed Consolidated Balance Sheets -- As of June 28, 1996 and December 31, 1995...           4
                  Condensed Consolidated Statements of Cash Flows -- Six Months Ended
                    June 28, 1996 and June 30, 1995....................................................           5
                  Notes to Condensed Consolidated Financial Statements.................................           6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....           7

PART II.      OTHER INFORMATION
     Item 1.      Legal Proceedings....................................................................          17
     Item 2.      Changes in Securities................................................................          17
     Item 3.      Defaults Upon Senior Securities......................................................          17
     Item 4.      Submission of Matters to a Vote of Securities Holders................................          17
     Item 5.      Other Information....................................................................          17
     Item 6.      Exhibits and Reports on Form 8-K.....................................................          17

SIGNATURES.............................................................................................          19

PART I.

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                              ------------------            ----------------
                                            JUNE 28,      JUNE 30,       JUNE 28,       JUNE 30,
                                              1996          1995           1996           1995
                                              ----          ----           ----           ----
                                                 (UNAUDITED)                   (UNAUDITED)
Net sales                                   $57,652       $34,679        $118,808       $62,559
Cost of sales                                42,761        25,889          86,808        47,707
                                            -------       -------        --------       -------
  Gross profit                               14,891         8,790          32,000        14,852

Operating expenses:
Research and development                      4,419         2,003           8,127         3,695
Selling, general, and administrative          2,129         1,273           4,179         2,281
                                            -------       -------        --------       -------
  Total operating expenses                    6,548         3,276          12,306         5,976

  Operating earnings                          8,343         5,514          19,694         8,876

Interest income (expense) net                   827          (594)          1,312        (1,161)
                                            -------       -------        --------       -------

Earnings before income tax expense            9,170         4,920          21,006         7,715
                                            -------       -------        --------       -------

Income tax expense                            1,375         1,332           3,742         2,091

  Net earnings                              $ 7,795       $ 3,588        $ 17,264       $ 5,624
                                            =======       =======        ========       =======


Earnings per share:
    Primary                                 $  0.42       $  0.26        $   0.94       $  0.45
                                            =======       =======        ========       =======
    Fully diluted                           $  0.42       $  0.26        $   0.94       $  0.45
                                            =======       =======        ========       =======
Shares used in per share computation:
    Primary                                  18,426        13,877          18,365        12,527
                                            =======       =======        ========       =======
    Fully diluted                            18,426        13,967          18,368        12,569
                                            =======       =======        ========       =======



     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 28, 1996    DECEMBER 31, 1995
                                                          -------------    -----------------
ASSETS                                                     (UNAUDITED)
    Current assets:
     Cash and cash equivalents                              $ 33,875           $ 37,407
     Short-term investments                                       --             18,421
     Accounts receivable, less allowances of $570 at
        June 28, 1996 and $1,555 at December 31, 1995         36,599             30,114
     Inventories                                              15,484              9,811
     Prepaid expenses                                          6,601              4,551
     Deferred income taxes                                     2,015              2,015
                                                            --------           --------
              Total current assets                            94,574            102,319
Plant and equipment, net                                     124,006             77,856
Deferred income taxes                                            576                576
Deposits and other assets                                      1,148                846
                                                            --------           --------
                                                            $220,304           $181,597
                                                            ========           ========

LIABILITIES, PUT OPTIONS AND EQUITY
    Current liabilities:
     Trade accounts payable                                 $ 34,146           $ 18,997
     Current portion of long-term debt                        10,014                 47
     Accrued salaries and benefits                             5,105              4,607
     Income taxes payable                                      5,998              3,407
     Other accrued expenses                                    1,321              1,209
                                                            --------           --------
              Total current liabilities                       56,584             28,267

Long-term debt, less current portion                              33                111

Put options                                                       --             20,605

Equity:
     Common stock, par value $.013 per share                     230                230
     Additional paid-in capital                              122,010            108,106
     Retained earnings                                        41,447             24,278
                                                            --------           --------
              Total equity                                   163,687            132,614
                                                            --------           --------


                                                            $220,304           $181,597
                                                            ========           ========



     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                  JUNE 28, 1996   JUNE 30, 1995
                                                                  -------------   -------------
                                                                   (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings                                                     $ 17,264        $  5,624
   Adjustments to reconcile earnings to net cash provided by
       (used in) operating activities:
   Depreciation and amortization                                       6,961           1,508
   Deferred income taxes                                                  --               1
   Changes in operating assets and liabilities:
       Accounts receivable                                            (6,485)         (7,506)
       Inventories                                                    (5,673)         (2,491)
       Prepaid expenses                                               (2,050)            249
       Other assets                                                     (302)           (122)
       Trade accounts payable                                         15,149            (202)
       Accrued liabilities                                               610           1,059
       Income taxes payable                                            3,492          (1,249)
                                                                    --------        --------
          Net cash provided by (used in) operating activities         28,966          (3,129)
                                                                    --------        --------


INVESTING ACTIVITIES
   Acquisition of plant and equipment                                (53,110)        (10,229)
   Interest capitalized on plant and equipment                            --            (197)
   Sale (purchase) of short-term investments                          18,326          (4,000)
                                                                    --------        --------
       Net cash used in investing activities                         (34,784)        (14,426)
                                                                    --------        --------


FINANCING ACTIVITIES
   Short-term borrowings                                              10,000          (2,785)
   Payment of debt obligations                                            --         (12,155)
   Payment of long-term obligations                                     (111)             --
   Proceeds from sale of Common Stock,
       net of issuance costs                                           1,603          42,016
   Settlement of put options                                          (1,994)             --
   Repurchase of Class A Common Stock                                 (7,212)             --
   Preferred dividends paid                                               --            (178)
                                                                    --------        --------
       Net cash provided by financing activities                       2,286          26,898
                                                                    --------        --------
   Increase (decrease) in cash and cash equivalents                   (3,532)          9,343
   Cash and cash equivalents at beginning of period                   37,407           2,355
                                                                    --------        --------
   Cash and cash equivalents at end of period                       $ 33,875        $ 11,698
                                                                    ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                           $     --        $  1,502
                                                                    ========        ========
   Cash paid for income taxes                                       $     --        $  3,343
                                                                    ========        ========
   Non-cash financing and investing activities:
       Equipment acquired under capital lease obligations           $     --        $  2,141
                                                                    ========        ========
       Equipment acquired under short-term borrowings               $     --        $  1,500
                                                                    ========        ========
       Conversion of Preferred Stock to Common Stock                $     --        $  4,750
                                                                    ========        ========
       Tax benefit arising from early dispositions of stock
       issued upon exercise of stock options                        $    901        $     --
                                                                    ========        ========




   See accompanying notes to the condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION FOR THREE AND SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995
                                 IS UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments which are necessary for a fair presentation. Operating results for the three and six months ended June 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - BALANCE SHEET COMPONENTS

                                                         JUNE 28, 1996      DECEMBER 31, 1995
                                                          (UNAUDITED)
Inventories:
    Raw material                                           $  5,637             $ 4,167
    Work-in-process                                           5,237               4,368
    Finished goods                                            4,610               1,276
                                                           --------             -------
         Total inventories                                 $ 15,484             $ 9,811
                                                           ========             =======

Plant and equipment:
    Leasehold improvements                                 $ 12,880             $ 8,379
    Machinery and equipment                                  68,515              37,381
    Construction-in-progress                                 53,921              36,695
                                                           --------             -------
                                                           $135,316             $82,455
    Less allowance for depreciation and amortization        (11,310)             (4,599)
                                                           --------             -------
    Plant and equipment, net                               $124,006             $77,856
                                                           ========             =======



NOTE 3 - STOCK DIVIDEND

       The Company effected a three-for-two stock split (paid in the form of a stock dividend) on May 28, 1996 to stockholders of record as of the close of business on May 13, 1996. Share and per share amounts presented have been adjusted to reflect the stock dividend.

NOTE 4 - SUBSEQUENT EVENTS

       In July 1996, the Company signed a commitment letter for a $50.0 million Term Loan Facility and a $25.0 million Revolving Credit Facility with the CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce, and Banque Nationale de Paris (the "Banks"). The Banks have fully underwritten the facilities and the Company anticipates funding by mid-August assuming all conditions precedent to the facilities' funding have been met. The facilities have three-year terms and will replace the previous credit facility with Bank of America.

       In August 1996, Bank of America amended its unsecured revolving credit facility agreement dated December 1, 1995. Under the amendment, the Company may borrow up to $10.0 million on a revolving basis through August 30, 1996. The Company anticipates repayment of the credit facility plus accrued interest upon funding by the Banks.

       In August 1996, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Right") on each outstanding share of the Company's Common Stock. Each Right will entitle stockholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $75.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock. The dividend distribution will be made on August 16, 1996, payable to stockholders of record on August 16, 1996. The Rights will expire on August 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors Affecting Operating Results " and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

      During 1995 and the six months ended June 28, 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"), with sales to Maxtor representing 45% and 36% of net sales during these periods, respectively. In November 1995, the Company entered into a multi-year Supply Agreement with Maxtor (the "Maxtor Supply Agreement") pursuant to which Maxtor agreed to purchase specified volumes over a four-year period. In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes for the second quarter of 1996 as required by the Maxtor Supply Agreement. Maxtor subsequently repudiated the Maxtor Supply Agreement. The Company is continuing to ship products to Maxtor, although in substantially lesser volumes than in the quarter ended June 28, 1996, under a reservation of rights and intends to enforce its rights against Maxtor. As a consequence of Maxtor's actions, the Company has reduced its work force in its Santa Clara, California facility and taken other steps to reduce its costs in Singapore and in the United States. The Company is seeking additional customers to utilize the manufacturing capacity in which it has been manufacturing products for Maxtor. While the Company expects Seagate to take a portion of this capacity, the Company will have excess manufacturing capacity as it seeks to qualify its products in new and existing customers' product programs. The qualification of new products is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis. Accordingly, the Company expects Maxtor's failure to purchase committed volumes and its repudiation of the Maxtor Supply Agreement to negatively impact its results of operations at least in the third quarter of 1996.

      The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1995 and for the six months ended June 28, 1996, the Company reported a gross margin of 27% and 27%, respectively. The Company expects its gross margins to decline during the third quarter of 1996 due to the expected reduction in sales to Maxtor and the resulting under-utilization of production capacity. Additionally, the purchase price of disks under the Seagate Supply Agreement is calculated based upon a pricing formula which results in gross margins that are generally lower than the gross margins experienced by the Company in the first half of 1996. Accordingly, to the extent the Singapore manufacturing facility, which is dedicated to manufacturing products for Seagate (the "Dedicated Facility") becomes fully operational in the third quarter of 1996, the Company's overall gross margins are likely to decline. This adverse impact will be exacerbated to the extent that Seagate shifts its purchase orders to the Dedicated Facility from the Company's other facilities rather than increases its level of purchases from the Company.

      The Company expects that a substantial portion of its shipments in the third quarter of 1996 will be of new products. Generally, new products have higher average selling prices than more mature products but initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volume increases. There can be no assurance that the Company's gross margins will not be negatively impacted by the introduction of new products in the third quarter of 1996.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  ------------------            ----------------
                                                JUNE 28,      JUNE 30,       JUNE 28,      JUNE 30,
                                                  1996          1995           1996          1995
                                                  ----          ----           ----          ----
Net sales .............................          100.0%        100.0%         100.0%        100.0%
Cost of sales .........................           74.2          74.7           73.1          76.3
                                                 -----         -----          -----         -----
    Gross profit ......................           25.8          25.3           26.9          23.7
Research and development ..............            7.7           5.7            6.8           5.9
Selling, general and administrative ...            3.7           3.7            3.5           3.6
                                                 -----         -----          -----         -----
Total operating expenses ..............           11.4           9.4           10.3           9.5
                                                 -----         -----          -----         -----
    Operating earnings ................           14.4          15.9           16.6          14.2
Interest income (expense) net .........            1.5          (1.8)           1.1          (1.9)
                                                 -----         -----          -----         -----
Earnings before income tax expense ....           15.9          14.1           17.7          12.3
Income tax expense ....................            2.4           3.8            3.2           3.3
                                                 -----         -----          -----         -----
    Net earnings ......................           13.5%         10.3%          14.5%          9.0%
                                                 =====         =====          =====         =====


Net Sales

      Net sales increased 66.2% to $57.7 million for the three months ended June 28, 1996 from $34.7 million for the three months ended June 30, 1995. For the six months ended June 28, 1996, net sales increased 89.9% to $118.8 million from $62.6 million for the six months ended June 30, 1995. The increase in net sales was primarily due to an increase in unit volume offset by a slight decrease in average selling price. The principal factors contributing to the increase in unit volumes were the additional capacity provided by the Company's facilities in Singapore and the introduction of new products. Although second quarter net sales increased in 1996 from 1995, net sales in 1996 were negatively impacted by the failure of Maxtor to purchase the volumes committed to under the Maxtor Supply Agreement and by reductions in the average selling price of products sold to Maxtor in June 1996. In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes required by the Maxtor Supply Agreement. Maxtor subsequently repudiated the Maxtor Supply Agreement. The Company is continuing to ship products to Maxtor (although in lesser volumes than in the quarter ended June 28, 1996) under a reservation of rights and intends to enforce its rights against Maxtor. The Company expects Maxtor's failure to purchase committed volumes and its repudiation of the Maxtor Supply Agreement to negatively impact its results of operations for at least the third quarter of 1996.

Gross Profit

      The Company's gross profit increased 69.4% to $14.9 million for the three months ended June 28, 1996 from $8.8 million for the three months ended June 30, 1995. For the six months ended June 28, 1996, gross profit increased 115.5% to $32.0 million from $14.9 million for the six months ended June 30, 1995. Gross profit as a percentage of net sales for the three and six months ended June 28, 1996 were 25.8% and 26.9%, respectively, as compared to 25.3% and 23.7%, respectively, for the three and six months ended June 30, 1995. The principal factors contributing to the increase in gross profit were increased unit volumes as a result of the additional capacity of the Company's operations in Singapore and the improved utilization of production capacity. The Company expects gross margins to decline during the third quarter of 1996 due to the expected reduction in sales to Maxtor and to under-utilization of production capacity. Additionally, the purchase price of disks under the Seagate Supply Agreement is calculated based upon a pricing formula which results in gross margins that are generally lower than the Company's gross margins experienced in the first half of 1996. Accordingly, to the extent the Dedicated Facility becomes fully operational in the third quarter of 1996, the Company's overall gross margins are likely to decline. Additionally, the Company expects that a substantial portion of its shipments in the third quarter of 1996 will be of new products. New products often initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase.

Research and Development

      Research and development expenses increased 120.6% to $4.4 million for the three months ended June 28, 1996 from $2.0 million for the three months ended June 30, 1995, increasing as a percentage of net sales to 7.7% for the three months ended June 28, 1996 from 5.7% for the comparable prior year three month period. For the six months ended June 28, 1996, research and development expenses increased 119.9% to $8.1 million from $3.7 million for the six months ended June 30, 1995, increasing as a percentage of net sales to 6.8% for the six months ended June 28, 1996 from 5.9% for the comparable prior year six month period. The principal factors contributing to the increase in research and development expense were increased staffing and spending on development work related to alternative substrates, new magnetic alloys and sputtering techniques.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 67.2% to $2.1 million for the three months ended June 28, 1996 from $1.3 million for the three months ended June 30, 1995, remaining flat as a percentage of net sales at 3.7% for the three months ended June 28, 1996 and for the comparable prior year three month period. For the six months ended June 28, 1996, selling, general and administrative expenses increased 83.2% to $4.2 million from $2.3 million for the six months ended June 30, 1995, declining as a percentage of net sales to 3.5% for the six months ended June 28, 1996 from 3.6% for the comparable prior year six month period. The increase in selling, general & administrative expense, on an absolute dollar basis, is due primarily to increased staffing due primarily to the expanded operations in Singapore.

Interest, Net

      Interest, net for the three months ended June 28, 1996 was $0.8 million income as compared to $0.6 million expense for the three months ended June 30, 1995. Interest, net for the six months ended June 28, 1996, was $1.3 million income as compared to $1.2 million expense for the comparable prior year six month period. The change was primarily attributable to decreased borrowings and increased investments in cash and cash equivalents.

Income Tax Expense

      The Company's effective tax rate (which includes federal and state income tax expense) decreased to 15% and 17.8%, respectively, for the three and six months ended June 28, 1996 from 27% for the three and six months ended June 30, 1995 primarily due to increased earnings in Singapore. The Company has been granted a seven year tax holiday in Singapore, which expires in 2001, with the possibility of a three year extension. The benefit of the Company's income tax holiday in Singapore is the primary factor contributing to the lower effective tax rate. The Company expects its effective tax rate to decrease in subsequent quarters as earnings in Singapore increase as a percentage of consolidated earnings.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents and short-term investments of $33.9 million as of June 28, 1996, decreased $22.0 million from December 31, 1995, primarily due to changes in working capital, acquisition of plant and equipment, repurchase of Class A Common Stock and the settlement of put options.

      During the six months ended June 28, 1996, the Company generated $29.0 million from operating activities. Sources included net earnings of $17.3 million and a $15.8 million increase in accounts payable and accrued liabilities, offset by an increase of $6.5 million in accounts receivable and an increase of $5.7 million in inventories. The increase in accounts payable and accrued liabilities is primarily attributed to the increased deposits placed for the continuation and completion of facilities expansion, principally in Singapore, including deposits for equipment for the Company's prospective substrate facility. The increase in accounts receivable is primarily due to increased revenue levels. The increase in inventories is primarily due to increased production levels.

      The Company used $34.8 million in investing activities during the six months ended June 28, 1996. Investing activities consisted primarily of investments of $53.1 million for capital expenditures for facilities expansion for its Singapore operations, offset by the sale of short-term investments of $18.3 million. Capital expenditures are expected to approximate $85 million during 1996 for expansion of its facilities including investments in the Dedicated Facility, a plating and polishing facility in Singapore and other capital expenditures. Of such amount, $53.1 million had been spent at June 28, 1996. In order to finance the Company's current capital expenditure plans, the Company is exploring various debt financing alternatives. The Company believes it will obtain such financing on reasonable terms. However, if such financing is not available on reasonable terms, the Company will revise its capital expenditure plan accordingly. The Company had $12.9 million of noncancellable purchase commitments for plant and equipment outstanding at June 28, 1996.

      In October 1995, the Company's Board of Directors authorized a share repurchase program. Pursuant to this program, the Company sold put options for $1.9 million in private placements during October 1995. The put options granted the holder the right to require the Company to repurchase up to 500,000 shares of its Class A Common Stock at an aggregate price of $20.6 million, of which the Company repurchased 175,000 shares at an aggregate cost of $7.2 million and closed 25,000 put options by cash settlement at an aggregate cost of $0.3 million in January 1996. In April 1996, the Company closed 300,000 put options by cash settlement at an aggregate cost of $1.7 million.

      The Company's principal sources of liquidity at June 28, 1996 consisted of $33.9 million in cash and cash equivalents and $10.0 million of funds available under the Company's credit facility with Bank of America (the "B of A Credit Facility"). In July 1996, the Company signed a commitment letter for a $50.0 million Term Loan Facility and a $25.0 million Revolving Credit Facility with CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce, and Banque Nationale de Paris (the "Banks"). The Banks have fully underwritten the facilities and the Company anticipates funding in August 1996. The facilities have three year terms and will replace the previous credit facility with Bank of America. In August 1996, Bank of America amended its unsecured revolving credit facility agreement dated December 1, 1995. Under the amendment, the Company may borrow up to $10.0 million on a revolving basis through August 30, 1996, leaving no amounts available under the B of A Credit Facility. The Company anticipates repayment of the B of A Credit Facility plus accrued interest upon funding by the Banks. The Company believes that the existing cash balances, cash flow from operations and funds expected to be available under its new credit facilities with the Banks will be sufficient to meet the Company's operating and capital expenditures requirements for the next twelve months. If the Company decides to expand its facilities further or sooner than presently contemplated or requires capital for other purposes, it would require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or, if available, will be available on favorable terms. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, working capital and research and development expenditures which could adversely affect the Company's future years' operations and competitive position.

FACTORS AFFECTING OPERATING RESULTS

      Uncertainties Associated with Supply Agreement with Maxtor; Dependence on a Limited Number of Customers. During 1995 and the six months ended June 28, 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"), with sales to Maxtor representing 45% and 36% of net sales during these periods, respectively. Aggregate shipments to Seagate and Maxtor in 1993,1994,1995 and the first six months of 1996 represented 52%, 91%, 99% and 97%, respectively, of net sales. As discussed above, Maxtor has repudiated the Maxtor Supply Agreement. The Company is seeking additional customers to utilize the manufacturing capacity in which it has been manufacturing products for Maxtor. While the Company expects Seagate to take a portion of this capacity, the Company will have excess manufacturing capacity as it seeks to qualify its products in new and existing customers' product programs. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis. Accordingly, the Company expects Maxtor's failure to purchase committed volumes and its repudiation of the Maxtor Supply Agreement to negatively impact its results of operation at least in the third quarter of 1996.

      Given the relatively small number of independent high performance disk drive manufacturers, the Company's dependence on a few customers will continue in the future. The Company's existing and several of its potential customers are expanding their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company, could sell thin film disks in competition with the Company or might not sustain or increase their level of orders as the Company increases its capacity. The significant reduction in purchases by Maxtor and its repudiation of the Maxtor Supply Agreement has and will materially adversely affect the Company's operating results at least in the third quarter of 1996. The loss of Seagate as a customer or of any significant future customer, or a significant reduction in the level of orders for any reason would materially adversely affect the Company's business, operating results and financial condition. Additionally, due to the lengthy product qualification process, any change in customers or product mix could have a material adverse effect on the Company's business, results of operations and financial condition during any such transition. Consequently, the loss of Seagate or one or more of the Company's potential customers through consolidations, adverse financial or market circumstances or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

      Specifically, Seagate currently produces a portion of its own thin film disk requirements internally and historically has produced a majority of its requirements. Seagate's expressed corporate strategy is to significantly increase its internal capacity to manufacture disks through construction of a 160,000 square foot disk manufacturing facility in Singapore which has been substantially completed as of August 1996. In February 1996, Seagate also completed its merger with Conner Peripherals, Inc. ("Conner") and acquired Conner's internal disk production capacity, which supplied substantially all of Conner's disk requirements. In addition, prior to the merger, Conner had stated its intention to double its internal disk capacity through a newly established facility in Singapore. This facility has begun producing disks and is expected to be completed in 1997. Seagate's increased internal disk manufacturing capacity as described above may reduce Seagate's disk needs from external suppliers. If Seagate were to reduce the level of orders from the Company as a result of the expansion of its internal disk production, an acquisition of, or the establishment of a strategic relationship with, another disk supplier or otherwise, or if Seagate were to begin selling disks in competition with the Company, the Company's business, results of operations and financial condition would be materially adversely affected.

      Maxtor was recently acquired by Hyundai Electronics Industries, Co. Ltd. ("Hyundai"). Hyundai recently announced its intention to develop and manufacture disks for use in Maxtor disk drives, supplementing Maxtor's current suppliers base. As noted above, despite Maxtor's repudiation of the Maxtor Supply Agreement, it has continued to purchase products from the Company albeit in quantities substantially lower than committed to under the Maxtor Supply Agreement. These factors could further negatively impact quantities of the Company's products purchased by Maxtor in the future.

      Consolidation Within the Disk Drive Industry. Consolidation within the disk drive industry has reduced the number of potential customers to whom the Company could market its products. In addition to the Seagate acquisition of Conner, Quantum Corporation ("Quantum") recently announced its intention to close all of its manufacturing operations in the United States and overseas and to transfer all manufacturing production to Matsushita Kotobuki Electronics of Japan ("MKE"), its long-term contract manufacturing partner. While Quantum was a customer of the Company in 1994, MKE has never been a significant customer of the Company. Additionally, Maxtor was recently acquired by Hyundai, which has announced its intention to manufacture disks for Maxtor disk drives internally. Given the relatively small number of independent hard disk drive manufacturers who require an independent source of thin film disks, as well as the consolidations and changes which have occurred and are continuing to occur in the industry, there can be no assurance that the Company's efforts to diversify its customer base will be successful. If they are not successful, the Company will continue to be dependent on a relatively limited number of customers, the loss of, or the reduction in orders by, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition.

      Uncertainties Associated with Supply Agreement with Seagate. In June 1995, the Company entered into a Supply Agreement with Seagate (the "Seagate Supply Agreement,") pursuant to which the Company has established the Dedicated Facility in Singapore to manufacture disks for Seagate. The Company has expended significant financial and management resources to construct and begin operations at such facility. While Seagate will be required to purchase the disks manufactured at the Dedicated Facility through March 31, 1999, each of the products manufactured at the Dedicated Facility must be qualified by Seagate before products can be delivered to Seagate. To date, the Company has qualified all three lines in the Dedicated Facility. Additionally, there is no requirement that Seagate's purchases from the Dedicated Facility must be in addition to the level of purchases presently being made by Seagate from the Company's other facilities. The favorable pricing provisions of the Seagate Supply Agreement would incentivize Seagate to shift its purchases to the Dedicated Facility. Seagate is presently the Company's largest customer. To the extent that Seagate shifts the manufacture of its current level of purchase orders to the Dedicated Facility from the Company's other facilities, particularly as it increases its own internal disk manufacturing capacity, the Seagate Supply Agreement and Dedicated Facility may not result in increased sales to Seagate and could, absent additional orders from other customers, result in significant excess capacity for the Company with resulting adverse impacts on the Company's results of operations. See "--Variability in Gross Margins and Operating Results."

      Variability in Gross Margins and Operating Results. The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1995 and for the six months ended June 28, 1996, the Company reported a gross margin of 27% and 27%, respectively. The Company expects its gross margins to decline during the third quarter of 1996 due to the expected reduction in sales to Maxtor and the resulting under-utilization of production capacity. While the Company has taken steps to reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Therefore, operating below capacity will have a significant impact on gross margins. Additionally, the purchase price of disks under the Seagate Supply Agreement is calculated based upon a pricing formula which results in gross margins that are generally lower than the gross margins experienced by the Company in the first half of 1996. Accordingly, to the extent the Dedicated Facility becomes fully operational in the third quarter of 1996, the Company's overall gross margins are likely to decline. This adverse impact will be exacerbated to the extent that Seagate shifts its purchase orders to the Dedicated Facility from the Company's other facilities rather than increases its level of purchases from the Company.

      Generally, new products, which have been designed into its customers' products, have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products, which have been designed into its customers' products, in a timely fashion is an important factor in its ability to maintain gross and operating margins. Moreover, manufacturing yields and production capacity utilization impact the Company's gross margins. New products often initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. The Company expects that a substantial portion of its shipments in the third quarter of 1996 will be of new products and will negatively impact the Company's overall yield for the quarter. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the thin film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in manufacturing yields and productivity generally have a significant impact on gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and low capacity utilization which, in turn, adversely affects gross margins and operating results. Despite the Seagate Supply Agreement, a significant portion of the Company's business is also characterized by short term orders and shipment schedules which typically can be modified or rescheduled without significant penalty to the customer. Therefore, the Company typically plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. These factors have caused and will continue to cause fluctuations in the Company's gross margins and results of operations. See "--Uncertainties Associated With Supply Agreement With Maxtor; Dependence on a Limited Number of Customers."

      Dependence on Intensely Competitive Hard Disk Drive Industry; Risk of Excess Industry Capacity. The demand for the Company's thin film disks depends solely upon the demand for hard disk drives. This market is characterized by short product life cycles and rapid technological change and has experienced large fluctuations in product demand. The disk drive industry also has been characterized by periods of oversupply, reductions in customer forecasts, price erosion, and reduced production levels. The effect of these cycles on suppliers, including thin film disk manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of contraction. The effect of these cycles may be magnified by increased disk production capacity. Over the past twelve months, the Company's principal customers and many of its competitors and potential customers engaged in substantial efforts to increase disk manufacturing capacity in light of the previously existing imbalance between current levels of demand for disks and existing industry capacity. These efforts are resulting in significant additional capacity in the industry. During the second quarter of 1996, demand for disks began to decline in tandem with declines in demand for disk drives which is increasing competition among disk suppliers. To the extent industry capacity exceeds demand, the Company will continue to experience increased levels of competition which could materially adversely impact the Company's business, results of operations, and financial condition. In addition, in the event of an oversupply of disks, customers who have developed an internal supply of disks are likely to utilize their internal capacity prior to purchasing disks from independent suppliers such as the Company.

      Rapid Technological Change. The thin film disk industry is characterized by rapid technological change, short product life cycles, and price erosion. Product lives are typically six to twelve months in duration. Although the Company is continually developing new products and production techniques, there can be no assurance that the Company will be able to anticipate technological advances and develop products incorporating such advances in a timely manner or to compete effectively against competitors' new products. In addition, there can be no assurance that the Company's new products can be produced in full volume at reasonable yields or that the Company will develop new products or processes which ultimately are adopted by the industry. The Company's operating results and financial condition could be materially adversely affected if these efforts are not successful or if the technologies that the Company has chosen not to develop prove to be competitive alternatives. See "--Variability in Gross Margins and Operating Results."

      Rapid Changes in Customer and Product Mix. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the first quarter of 1995 sales to Seagate and Maxtor represented approximately 41% and 55% of net sales, respectively, while in the second quarter of 1995 sales to Seagate and Maxtor represented approximately 68% and 31% of net sales, respectively. In addition, in the fourth quarter of 1995 and the first and second quarter of 1996, 3%, 15% and 8%, respectively, of the Company's unit sales were of 2 1/2 inch disks. At any one time the Company typically supplies disks in volume for only five to ten disk drive products, with the mix of such products shifting continually. Disk drive manufacturers demand a variety of thin film disks with differing design, performance and cost characteristics. Thin film disk suppliers, such as the Company, are required to work closely with such manufacturers in order to develop products that will be used in the manufacturers' designs. Thin film disk suppliers seek to have their products "designed in" to a particular disk drive and to be qualified as a primary supplier for new programs. The design-in process is ongoing and frequent and the Company must compete for participation in each product program including those of existing customers. In the event the Company's products do not become designed into a particular disk drive program on a timely basis, the Company could be excluded as a supplier of disks for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales and lower gross margins. Consistent inability to become designed into a disk drive program would have a material adverse effect on the Company's results of operations.

      Intense Competition. The disk drive industry and thin film disk industry are both characterized by intense competition. The Company's primary competitors are Komag Incorporated, HMT Technology Corporation, Akashic Memories Corporation, Showa Denko K.K., Mitsubishi Kasei Corporation and Fuji Electric Company Ltd. among independent disk manufacturers. With respect to disks based on glass/ceramic substrates, the Company's principal competitor is Hoya Corp. Most of these companies have significantly greater financial, technical and marketing resources than the Company. IBM and several disk drive manufacturers, including Seagate and Western Digital, currently produce thin film disks internally for their own use. Seagate's expressed corporate strategy is to be a vertically integrated disk drive manufacturer and to pursue sales to third parties of its disk drive components. Hyundai recently announced its intention to develop and manufacture disks for use in Maxtor disk drives. supplementing Maxtor's current supplier base. These companies could increase their internal production to supply their requirements and cease purchasing from independent disk suppliers. Moreover, these companies could make their products available for distribution in the market as direct competitors of the Company. Additionally, other disk drive manufacturers, such as Quantum, may decide to produce disks for internal use. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition could materially adversely affect the Company's business and results of operations. See "--Uncertainties Associated With Supply Agreement With Maxtor; Dependence on a Limited Number of Customers" and "--Consolidation Within the Disk Drive Industry."

      Dependence on Suppliers. The Company relies on a limited number of suppliers and, in some cases, a sole supplier, for certain materials used in its manufacturing processes, including glass/ceramic substrates, texturizers, plating chemicals, tapes, slurries, certifier heads, sputter targets and certain other materials. In addition, the Company relies on a single source to build and supply some portions of its customized sputtering equipment. In the past, the Company has had to provide financial assistance to equipment vendors in order to maintain sources for such equipment. Shortages may occur in the future or supplies could be available only with lead times of approximately three to six months. Changing suppliers for certain materials such as the lube or buffing tape used in the Company's products would require that the product be requalified with each customer. Requalification could prevent early design-in wins or could prevent or delay continued participation in disk drive programs into which the Company's products have been qualified. In addition, long lead times of three to six months are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to respond quickly to changes in demand. Any limitations on the supply of components, materials or equipment could disrupt or limit the Company's production volume and could have a material adverse effect on the Company's business, results of operations and financial condition. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

      Risks Associated With New Substrate Facility. The Company has begun establishing a substrate manufacturing operation in Singapore. This facility requires the expenditure of significant financial and management resources. In addition to the usual risks of establishing a new manufacturing facility, such as the completion of the buildings, installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are unique risks associated with this facility. First, the Company is vertically expanding its business to include the process of grinding aluminum blanks which occurs prior to the nickel plating process. While the Company believes it has the expertise to establish this process, it has never engaged in this process before and this will be the Company's first substrate facility. Second, the facility is being established in Singapore and will be the first facility of this type in Singapore. There can be no assurance that it will be completed in a timely, cost-effective manner or that it will produce high quality and low cost aluminum substrates. Manufacturing and other problems which occur in connection with the commencement and expansion of operations at this facility could materially adversely affect the Company's results of operations and financial condition.

       Future Capital Needs. The Company believes that in order to achieve its expansion objectives, it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development. The Company expects to spend approximately $85.0 million on capital expenditures during 1996 for expansion of its facilities including investments in the Dedicated Facility, the new Singapore substrate facility and other capital expenditures. The Company believes it will be able to fund these expenditures from a combination of debt financing, existing cash balances and cash from operations. If the Company decides to expand its facilities further or sooner than presently contemplated or requires capital for other purposes, it will require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or, if available, will be available on favorable terms. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, working capital and research and development expenditures which could adversely affect the Company's future operations and competitive position. Conversely, overexpansion due to the failure to accurately predict future demand for its products could have a material adverse effect on the Company's future operating results and could cause fluctuations in the Company's results of operations.

      Dependence on Personnel. The Company's future operating results depend in significant part upon the continued contributions of its officers and personnel, many of whom would be difficult to replace. At present the Company does not have employment agreements with any employee. The Company maintains a $4.0 million key person life insurance policy (with $3.0 million of proceeds payable to the Company) on the life of its Chairman of the Board and Chief Executive Officer, William J. Almon, but not on the lives of other key persons. The loss of any of its officers or other key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the production of thin film disks requires employees skilled in highly technical and precise production processes with expertise specific to thin film disk production. The Company's future operating results depend in part upon its ability to attract, train, retain and motivate other qualified management, technical, manufacturing, sales and support personnel for its operations both in California and in Singapore. Competition for such personnel is intense, especially since many of the Company's competitors are located near the Company's facilities in Santa Clara, California. There can be no assurance that the Company will be successful in attracting or retaining such personnel. Hiring qualified personnel in Singapore is made more difficult because Singapore has substantially full employment at the present time and because the Company was the first manufacturer of thin film disks and will be the first manufacturer of substrates with operations in Singapore. The loss of the services of existing personnel as well as the failure to recruit, train and retain additional personnel in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.

      Intellectual Property and Proprietary Rights. The Company regards elements of its manufacturing process, product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party nondisclosure agreements, internal procedures and, increasingly, patent protection. The Company has had four U.S. patents issued to it has an additional application allowed and has fifteen additional patent applications (three of which are provisional applications) pending in the United States. The Company intends to file additional U.S. applications as appropriate for patents covering its products and manufacturing processes. There can be no assurance that patents will be issued with respect to any of the Company's allowed patent applications, that patents will be issued or be allowed with respect to any of the Company's other pending applications, or that claims allowed on any existing or future patents will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents now or hereafter held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that, because of the rapid pace of technological change in the disk and disk drive industries, the legal protections for its products are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

      The Company has from time to time been notified of, or has otherwise been made aware of, claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or proprietary intellectual property will be offered or that the terms of any offered licenses will be acceptable to the Company. The Company has been contacted by IBM concerning the Company's interest in licensing a patent. Based upon an opinion of its patent counsel, the Company believes that no license is required because the Company does not believe that it is practicing any invention covered by the IBM patent. There can be no assurance, however, that IBM will not pursue its claim. The Company is also aware of a settlement agreement between Virgle L. Hedgcoth and Mitsubishi Kasei Corporation regarding certain disk preparation techniques allegedly patented by Mr. Hedgcoth (the "Hedgcoth Patents"). These disk preparation techniques are used by most disk manufacturers, including the Company. The Company believes that the Hedgcoth Patents are not valid because of prior commercial activities by other companies utilizing the technology covered. However, should Mr. Hedgcoth prevail in such litigation and elect to pursue the Company, the Company would be forced to either litigate any infringement claims, execute a license, if available, or design around the patents, which the Company believes is possible. The failure to obtain a key patent license or a license to key proprietary intellectual property from a third party could cause the Company to incur substantial liabilities and possibly to suspend the manufacture of the products utilizing the patented or proprietary invention either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

      Environmental Issues. The Company's operations and manufacturing processes are subject to certain federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the Company's use, handing, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters, and the control of process air pollutants. The Company has from time to time been notified of minor violations concerning its waste water discharge permits, air quality regulations and hazardous material regulations. The Company has implemented corrective action plans to remedy these violations and has put in place procedures to effectuate continued compliance with these laws and regulations. The Company has also initiated safety programs and training of personnel on safe storage and handling of hazardous materials and wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental related matters. Environmental laws and regulations, however, may become more stringent over time and there can be no assurances that the Company's failure to comply with either present or future regulations would not subject the Company to significant compliance expenses, production suspensions or delay, restrictions on expansion at its present locations or the acquisition of costly equipment.

      The Company's Santa Clara, California facility is located near major earthquake faults. Disruption of operations at any of the Company's production facilities for any reason, including work stoppages or natural disasters such as fire, floods or earthquakes, would cause delays in or an interruption of production and shipment of products and would negatively affect the Company's business, results of operations and financial condition.

      Risks of International Sales and Manufacturing. In 1995 and in the first half of 1996, international sales (sales delivered to customers in the Far East, including foreign subsidiaries of domestic companies) accounted for over 95% of the Company's net sales, and the Company anticipates that international sales will continue to represent the substantial majority of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international sales, including compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, exposure to taxes in multiple jurisdictions and transportation delays and interruptions. Although presently all of the Company's sales are made in U.S. dollars, including sales from its Singapore facility, a portion of the Company's expenses must be paid in Singapore dollars. Future international sales may be denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Additionally, the Company's international business may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies and difficulties in obtaining export licenses. Moreover, the Company's efforts to expand its manufacturing operations are concentrated in Singapore. This expansion requires the Company to implement and monitor new systems, procedures and controls and to attract, train, motivate and manage qualified employees effectively. These risks are exacerbated by the distance of the Singapore facilities from the Company's California headquarters, the fact that the Company was the first thin film disk manufacturer and will be the first substrate manufacturer with a facility in Singapore and the fact that Singapore has substantially full employment. These risks will increase as production increases at the Singapore facilities. Due to the anticipated expansion of the Company's manufacturing operations in Singapore, the impact of the foregoing factors on the Company's business, results of operations and financial condition could be material and adverse.

      Volatility of Stock Price. The trading price of the Company's Class A Common Stock has been volatile since the Company's initial public offering in May 1995 and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, volume purchase agreements, announcements of new facilities, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the computer industry, revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the disk drive industry and general economic and market conditions. In addition, it is possible that in some future period the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Class A Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Class A Common Stock.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      On July 25, 1996, the Board declared a dividend distribution of one Preferred Shares Purchase Right (the "Right") on each outstanding share of the Company's Common Stock. Each Right will entitle stockholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $75.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 29, 1996, the Annual Meeting of Stockholders of the Company was held in Santa Clara, California. An election of Directors was held with a slate of four candidates, William J. Almon, John A. Downer, Francis J. Lunger and Mark
S. Rossi being elected to the Board of Directors of the Company. The slate of candidates received 7,478,819 affirmative votes of shares represented and voting, 31,900 shares voted against the slate and there were 1,133,742 broker non-votes. Votes withheld from any nominee and broker non-votes were counted for purposes of determining the presence or absence of a quorum.

      The stockholders also approved an amendment of the 1994 Incentive Stock Option Plan to increase the number of shares of Class A Common stock reserved for issuance thereunder by 1,000,000 shares from 1,087,500 to 2,087,500. There were 5,046,562 shares voted for the amendment, 1,400,955 shares voted against the amendment, 700 shares abstained and 2,196,244 broker non-votes. The stockholders also approved an amendment and restatement of the Company's 1995 Employee Stock Purchase Plan to (i) increase the number of shares of Class A Common Stock reserved for issuance thereunder by 175,000 shares from 100,000 shares to 275,000 and (ii) to amend certain provisions of the plan to provide for offering periods of 24-months in length. There were 5,870,912 shares voted in favor of the amendment, 579,495 shares voted against the amendment, 800 shares abstained and 2,193,254 broker non-votes. Additionally, the stockholders ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1996. There were 7,508,929 shares voted in favor of the ratification, 950 shares voted against the ratification, 840 shares abstained and 1,133,742 broker non-votes. The affirmative vote of the holders of a majority of the Class A Common Stock represented in person or by proxy and entitled to vote at the Annual Meeting ("Votes Cast") was needed in order to approve the foregoing proposals. Votes Cast against the proposals were counted for purposes of determining (i) the presence of absence of a quorum for the transaction of business and (ii) the number of Votes Cast with respect to each such proposal. An abstention had the same effect as a vote against the proposal. Broker non-votes were counted for purposes of determining the presence or absence of a quorum, but were not counted as Votes Cast.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits.

             3.4      Amendment to Bylaws of Registrant

             3.5 Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock and Series B Participating Preferrred Stock

            10.42 Rights Agreement dated July 31, 1996 between Registrant and BankBoston

            11.1      Statement regarding computation of per-share earnings

            27.1      Financial Data Schedule

      b.   Reports on Form 8-K

           No reports on Form 8-K were filed during the period for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STORMEDIA INCORPORATED
                                        (Registrant)



Date:  August 13, 1996                  By:   /s/ Stephen M.  Abely
                                            ------------------------------------
                                                  Stephen M. Abely, Vice
                                                  President and Chief Financial
                                                  Officer (Principal Financial
                                                  and Accounting Officer)



                                INDEX TO EXHIBITS

    EXHIBIT

      3.4       Amendment to Bylaws of Registrant

      3.5 Certificate of Designation of Rights, Preferences and privileges of Series A Participating Preferred Stock and Series B Participating Preferred Stock

     10.42      Rights Agreement dated July 31, 1996 between Registrant and
                BankBoston

     11.1       Statement regarding computation of earnings per share

     27.1       Financial Data Schedule