Form 10-Q
period 1996-09-27
STORMEDIA INC
filed 1996-11-12
CIK 942787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 27, 1996

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

         As of November 1, 1996, 13,071,870 shares of the Registrant's Class A Common Stock, $0.013 par value, and 4,362,001 shares of the Registrant's Class B Common Stock, $0.013 par value, were issued and outstanding.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.        FINANCIAL INFORMATION
   Item 1.  Condensed Consolidated Financial Statements (Unaudited)
               Condensed Consolidated Statements of Operations C Three and Nine Months Ended
                 September 27, 1996 and September 29, 1995..............................................       3
               Condensed Consolidated Balance Sheets C As of September 27, 1996 and December 31, 1995...       4
               Condensed Consolidated Statements of Cash Flows C Nine Months Ended
               September 27, 1996 and September 29, 1995................................................       5
               Notes to Condensed Consolidated Financial Statements.....................................       6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......       7

PART II.       OTHER INFORMATION
   Item 1.     Legal Proceedings........................................................................      17
   Item 2.     Changes in Securities....................................................................      17
   Item 3.     Defaults Upon Senior Securities..........................................................      17
   Item 4.     Submission of Matters to a Vote of Securities Holders....................................      17
   Item 5.     Other Information........................................................................      17
   Item 6.     Exhibits and Reports on Form 8-K.........................................................      17

SIGNATURES..............................................................................................      19

PART I.


     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         -----------------------------    -----------------------------
                                                         SEPTEMBER 27,   SEPTEMBER 29,    SEPTEMBER 27,   SEPTEMBER 29,
                                                             1996             1995            1996             1995
                                                         -------------   -------------    -------------   -------------
                                                                  (UNAUDITED)                      (UNAUDITED)

Net sales                                                 $  41,575        $  45,954       $ 160,383        $ 108,513
Cost of sales                                                44,130           32,579         130,938           80,286
                                                          ---------        ---------       ---------        ---------
  Gross profit                                               (2,555)          13,375          29,445           28,227

Operating expenses:
    Research and development                                  3,945            2,549          12,072            6,244
    Selling, general, and administrative                      3,984            1,442           8,163            3,723
                                                          ---------        ---------       ---------        ---------
  Total operating expenses                                    7,929            3,991          20,235            9,967

  Operating earnings (loss)                                 (10,484)           9,384           9,210           18,260

Interest income (expense), net                                 (255)             400           1,057             (761)
                                                          ---------        ---------       ---------        ---------

Earnings (loss) before income tax expense (benefit)         (10,739)           9,784          10,267           17,499
                                                          ---------        ---------       ---------        ---------

Income tax expense (benefit)                                 (1,611)           2,647           2,131            4,738

  Net earnings (loss)                                     $  (9,128)       $   7,137       $   8,136        $  12,761
                                                          =========        =========       =========        =========

Earnings (loss) per share:
    Primary                                               $   (0.52)       $    0.40       $    0.45        $    0.90
                                                          =========        =========       =========        =========
    Fully diluted                                         $   (0.52)       $    0.40       $    0.45        $    0.89
                                                          =========        =========       =========        =========
Shares used in per share computation:
    Primary                                                  17,414           17,702          18,048           14,252
                                                          =========        =========       =========        =========
    Fully diluted                                            17,414           17,711          18,050           14,285
                                                          =========        =========       =========        =========


     See accompanying notes to the condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 27, 1996     DECEMBER 31, 1995
                                                                ------------------     -----------------
ASSETS                                                              (UNAUDITED)
    Current assets:
     Cash and cash equivalents                                       $ 14,324               $ 37,407
     Short-term investments                                            34,672                 18,421
     Accounts receivable, less allowances of $760 at                   34,709                 30,114
        September 27, 1996 and $1,555 at December 31, 1995
     Inventories                                                       13,503                  9,811
     Prepaid expenses                                                   8,069                  4,551
     Deferred income taxes                                              2,015                  2,015
                                                                     --------               --------
              Total current assets                                    107,292                102,319
    Plant and equipment, net                                          133,304                 77,856
    Deferred income taxes                                                 576                    576
    Deposits and other assets                                           1,326                    846
                                                                     --------               --------
                                                                     $242,498               $181,597
                                                                     ========               ========
LIABILITIES, PUT OPTIONS AND EQUITY
    Current liabilities:
     Trade accounts payable                                          $ 25,501               $ 18,997
     Current portion of long-term debt                                     14                     47
     Accrued salaries and benefits                                      5,112                  4,607
     Income taxes payable                                               4,307                  3,407
     Other accrued expenses                                             2,930                  1,209
                                                                     --------               --------
              Total current liabilities                                37,864                 28,267
    Long-term debt, less current portion                               50,027                    111

    Put options                                                            --                 20,605

    Equity:
     Common stock, par value $.013 per share                              231                    230
     Additional paid-in capital                                       122,057                108,106
     Retained earnings                                                 32,319                 24,278
                                                                     --------               --------
              Total equity                                            154,607                132,614
                                                                     --------               --------
                                                                     $242,498               $181,597
                                                                     ========               ========


     See accompanying notes to the condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                 ------------------------------------------
                                                                                 SEPTEMBER 27, 1996      SEPTEMBER 29, 1995
                                                                                 ------------------      ------------------
                                                                                    (UNAUDITED)              (UNAUDITED)

OPERATING ACTIVITIES
   Net earnings                                                                      $   8,136                $  12,761
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                        12,249                    2,715
   Deferred income taxes                                                                    --                        1
   Changes in operating assets and liabilities:
       Accounts receivable                                                              (4,595)                 (10,470)
       Inventories                                                                      (3,692)                  (2,964)
       Prepaid expenses                                                                 (3,518)                    (165)
       Other assets                                                                       (480)                    (348)
       Trade accounts payable                                                            6,504                    6,244
       Accrued liabilities                                                               2,226                    1,470
       Income taxes payable                                                              1,801                    1,018
                                                                                     ---------                ---------
          Net cash provided by operating activities                                     18,631                   10,262
                                                                                     ---------                ---------

INVESTING ACTIVITIES
   Acquisition of plant and equipment                                                  (67,695)                 (31,064)
   Interest capitalized on plant and equipment                                              --                     (197)
   Purchase of short-term investments                                                  (16,346)                 (13,343)
                                                                                     ---------                ---------
          Net cash used in investing activities                                        (84,041)                 (44,604)
                                                                                     ---------                ---------

FINANCING ACTIVITIES
   Short-term borrowings                                                                10,000                       --
   Repayment of short-term borrowings                                                  (10,000)                  (8,783)
   Issuance of long-term obligations                                                    50,000                       --
   Repayment of long-term obligations                                                     (117)                 (17,812)
   Proceeds from sale of Common Stock, net of issuance costs                             1,650                  118,302
   Settlement of Put Options                                                            (1,994)                      --
   Repurchase of Common Stock                                                           (7,212)                      --
   Preferred dividends paid                                                                 --                     (178)
                                                                                     ---------                ---------
          Net cash provided by financing activities                                     42,327                   91,529
                                                                                     ---------                ---------
   Increase (decrease) in cash and cash equivalents                                    (23,083)                  57,187
   Cash and cash equivalents at beginning of period                                     37,407                    2,355
                                                                                     ---------                ---------
   Cash and cash equivalents at end of period                                        $  14,324                $  59,542
                                                                                     =========                =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                            $     129                $   1,826
                                                                                     =========                =========
   Cash paid for income taxes                                                        $      80                $   3,719
                                                                                     =========                =========
   Non-cash financing and investing activities:
       Equipment acquired under capital lease obligations                            $      --                $   2,141
                                                                                     =========                =========
       Equipment acquired under short-term borrowings                                $      --                $   1,500
                                                                                     =========                =========
       Conversion of Preferred Stock to Common Stock                                 $      --                $   4,750
                                                                                     =========                =========
       Tax benefit arising from early dispositions of stock issued
          upon exercise of stock options                                             $     901                $   1,262
                                                                                     =========                =========

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION FOR THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1996
                      AND SEPTEMBER 29, 1995 IS UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments which are necessary for a fair presentation. Operating results for the three and nine months ended September 27, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - BALANCE SHEET COMPONENTS

                                                            SEPTEMBER 27, 1996      DECEMBER 31, 1995
                                                            ------------------      -----------------
                                                                (UNAUDITED)

Inventories:
    Raw material                                                 $   6,123              $   4,167
    Work-in-process                                                  4,979                  4,368
    Finished goods                                                   2,401                  1,276
                                                                 ---------              ---------
   Total inventories                                             $  13,503              $   9,811
                                                                 =========              =========
Plant and equipment:
    Leasehold improvements                                       $  27,022              $   8,379
    Machinery and equipment                                         87,638                 37,381
    Construction-in-progress                                        35,120                 36,695
                                                                 ---------              ---------
                                                                 $ 149,780              $  82,455
    Less allowance for depreciation and amortization               (16,476)                (4,599)
                                                                 ---------              ---------
     Plant and equipment, net                                    $ 133,304              $  77,856
                                                                 =========              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors Affecting Operating Results" and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

      During 1995 and the nine months ended September 27, 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"), with sales to Maxtor representing 45% and 33% and sales to Seagate representing 54% and 66% of net sales during these periods, respectively. In November 1995, the Company entered into a multi-year Supply Agreement with Maxtor (the "Maxtor Supply Agreement") pursuant to which Maxtor agreed to purchase specified volumes over a four-year period. In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes for the second quarter of 1996 as required by the Maxtor Supply Agreement. Maxtor subsequently repudiated the Maxtor Supply Agreement. During the third quarter, the Company continued to ship products to Maxtor, although in substantially lesser volumes than in the quarter ended June 28, 1996. As a consequence of Maxtor's actions, the Company has reduced its work force in its Santa Clara, California facility and taken other steps to reduce its costs in Singapore and in the United States. In September, the Company filed a lawsuit in the United States District Court for the Northern District of California, San Jose Division, against Hyundai Electronics Industries Co., Ltd., seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor Corporation. As a result of Hyundai and Maxtor's failure to purchase the volumes of disks called for under the contract, the Company's Tuas facility in Singapore is currently idle and was significantly underutilized during the third quarter. In an effort to replace these lost volumes, the Company has accelerated qualification and production of new products with significantly lower yields and gross margins. The Company is seeking additional customers to utilize the manufacturing capacity in which it has been manufacturing products for Maxtor. While the Company expects Seagate may take a portion of this capacity, the Company will have excess manufacturing capacity as it seeks to qualify its products in new and existing customers' product programs. The qualification of new products is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis. Accordingly, the Company expects Maxtor's failure to purchase committed volumes and its repudiation of the Maxtor Supply Agreement to negatively impact its results of operations, at least for the remainder of 1996.

      The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1995 and for the nine months ended September 27, 1996, the Company reported a gross margin of 27% and 18%, respectively. The Company expects its gross margins to be lower during the fourth quarter of 1996 than levels experienced in 1995 and the first half of 1996 due to continuing lower utilization of production capacity than levels experienced in 1995 and in the first half of 1996. Additionally, the purchase price of disks under the Company's Supply Agreement with Seagate is calculated based upon a pricing formula which results in gross margins that are generally lower than the gross margins experienced by the Company in 1995 and in the first half of 1996. During the third quarter of 1996, the Company's Singapore manufacturing facility which is dedicated to manufacturing products for Seagate (the "Dedicated Facility") became fully operational and accounted for a increased portion of the Company's total net sales. This negatively impacted the Company's gross margins somewhat during the third quarter. The Company expects this adverse impact to continue causing the Company's overall gross margins to be lower than levels experienced in 1995 and in the first half of 1996. This adverse impact will be exacerbated to the extent that Seagate shifts its purchase orders to the Dedicated Facility from the Company's other facilities rather than increases its level of purchases from the Company.

      The Company expects that a substantial portion of its shipments in the fourth quarter of 1996 will be of new products, including high performance magneto resistive (MR) disks. Generally, new products have higher average selling prices than more mature products but initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volume increases. There can be no assurance that the Company's gross margins will not be negatively impacted by the introduction of new products in the fourth quarter of 1996.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      --------------------------------     ------------------------------
                                                      SEPTEMBER 27,      SEPTEMBER 29,     SEPTEMBER 27,    SEPTEMBER 29,
                                                          1996               1995              1996              1995
                                                      -------------      -------------     -------------    -------------

Net sales ..................................              100.0%             100.0%            100.0%            100.0%
Cost of sales ..............................              106.1               70.9              81.6              74.0
                                                         ------             ------            ------            ------
    Gross profit ...........................               (6.1)              29.1              18.4              26.0
Research and development ...................                9.5                5.5               7.5               5.8
Selling, general and administrative ........                9.6                3.2               5.1               3.4
                                                         ------             ------            ------            ------
    Total operating expenses ...............               19.1                8.7              12.6               9.2
                                                         ------             ------            ------            ------
    Operating earnings (loss) ..............              (25.2)              20.4               5.7              16.8
Interest income (expense), net .............               (0.6)               0.9               0.7              (0.7)
                                                         ------             ------            ------            ------
Earnings before income tax expense (benefit)              (25.8)              21.3               6.4              16.1
Income tax expense (benefit) ...............               (3.9)               5.8               1.3               4.3
                                                         ------             ------            ------            ------
    Net earnings ...........................              (21.9)%             15.5%              5.1%             11.8%
                                                         ======             ======            ======            ======

Net Sales

      Net sales decreased 9.5% to $41.6 million for the three months ended September 27, 1996 from $46.0 million for the three months ended September 29, 1995. For the nine months ended September 27, 1996, net sales increased 47.8% to $160.4 million from $108.5 million for the nine months ended September 29, 1995. The decrease in net sales for the three months ended September 27, 1996 from the comparable prior year three month period was principally due to the failure of Hyundai and Maxtor to purchase the volumes committed under the Maxtor Supply Agreement and to a lesser extent, reductions in average selling prices.
In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes required by the Maxtor Supply Agreement. Maxtor subsequently repudiated the Maxtor Supply Agreement. However, in the third quarter the Company continued to ship products to Maxtor (although in lesser volumes and at lower average selling prices than in the quarter ended June 28, 1996 and the comparable prior year three month period). In September, the Company filed a lawsuit in the United States District Court for the Northern District of California, San Jose Division, against Hyundai Electronics Industries Co., Ltd., seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor Corporation. The increase in net sales for the nine months ended September 27, 1996 from the comparable prior year nine month period was primarily due to an increase in unit volume offset by a slight decrease in average selling price. The principal factors contributing to the increase in unit volumes were the additional capacity provided by the Company's facilities in Singapore and the introduction of new products.

Gross Profit

The Company's gross profit decreased 119.1% to $(2.6) million for the three months ended September 27, 1996 from $13.4 million for the three months ended September 29, 1995. For the nine months ended September 27, 1996, gross profit increased 4.3% to $29.4 million from $28.2 million for the nine months ended September 29, 1995. Gross profit as a percentage of net sales for the three and nine months ended September 27, 1996 were (6.1)% and 18.4%, respectively, as compared to 29.1% and 26.0%, respectively, for the three and nine months ended September 29, 1995. The principal factors contributing to the decrease in gross margin for the three and nine months ended September 27, 1996 from the comparable prior year three and nine month periods were decreased unit volumes as a result of the failure of Maxtor to purchase the volumes committed to under the Maxtor Supply Agreement and the resulting under-utilization of production capacity. In addition, reductions in average selling prices of products and the introduction of new products at lower yields contributed to lower gross margins. As a result of Maxtor's failure to purchase committed volumes, the Company's Tuas facility in Singapore was significantly underutilized during the third quarter. The Company expects gross margins will remain at levels below those experienced in 1995 and the first half of 1996 at least through the remainder of 1996. Additionally, the purchase price of disks under the Seagate Supply Agreement is calculated based upon a pricing formula which results in gross margins that are generally lower than the Company's gross margins experienced in 1995 and in the first half of 1996. In an effort to replace the volume created by Hyundai's repudiation, the Company accelerated qualification and production of new products during the third quarter with significantly lower yields and gross margins. The Company expects that a substantial portion of its shipments in the fourth quarter of 1996 will be of new products.
New products often initially have lower
manufacturing yields, initially are produced in lower quantities than more mature products and, as a result, initially have lower gross margins. Manufacturing yields and gross margins generally improve as the product matures and production volumes increase.

Research and Development

      Research and development expenses increased 54.8% to $3.9 million for the three months ended September 27, 1996 from $2.5 million for the three months ended September 29, 1995, increasing as a percentage of net sales to 9.5% for the three months ended September 27, 1996 from 5.5% for the comparable prior year three month period. For the nine months ended September 27, 1996, research and development expenses increased 93.3% to $12.1 million from $6.2 million for the nine months ended September 29, 1995, increasing as a percentage of net sales to 7.5% for the nine months ended September 27, 1996 from 5.8% for the comparable prior year nine month period. The principal factors contributing to the increase in research and development expense were increased staffing and spending on development work related to the volume manufacturing of MR disks, alternative substrates, new magnetic alloys and sputtering techniques.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 176.3% to $4.0 million for the three months ended September 27, 1996 from $1.4 million for the three months ended September 29, 1995, increasing as a percentage of net sales to 9.6% for the three months ended September 27, 1996 from 3.2% for the comparable prior year three month period. Included in selling, general and administrative expense for the three months ended September 27, 1996 was a one-time charge of $2.2 million, principally related to the write-off of loans due from a supplier of plated and polished substrates to the Company. For the nine months ended September 27, 1996, selling, general and administrative expenses increased 119.3% to $8.2 million from $3.7 million for the nine months ended September 29, 1995, increasing as a percentage of net sales to 5.1% for the nine months ended September 27, 1996 from 3.4% for the comparable prior year nine month period. In addition to the one-time charge, the increase in selling, general & administrative expense, on an absolute dollar basis, is due primarily to increased staffing due primarily to the expanded operations in Singapore.

Interest, Net

      Interest, net for the three months ended September 27, 1996 was $(0.3) million expense as compared to $0.4 million income for the three months ended September 29, 1995. Interest, net for the nine months ended September 27, 1996, was $1.1 million income as compared to $(0.8) million expense for the comparable prior year nine month period. The decrease for the three months ended September 27, 1996 as compared to the prior year three month period was primarily attributable to increased borrowings and decreased investments in cash and cash equivalents and short term investments, due primarily to the Company's completion of an equity financing in July 1995. Interest income increases during the nine months ended September 27, 1996 as compared to the nine months ended September 29, 1995 were primarily attributable to higher net cash levels during such period.

Income Tax Expense

      The Company's effective tax rate (which includes federal and state income tax expense) decreased to 15% and 20.8%, respectively, for the three and nine months ended September 27, 1996 from 27% for both the three and nine months periods ended September 29, 1995, primarily due to increased earnings in Singapore. The Company has been granted a seven year tax holiday in Singapore, which expires in 2001, with the possibility of a three year extension. The benefit of the Company's income tax holiday in Singapore is the primary factor contributing to the lower effective tax rate. The Company expects its effective tax rate to fluctuate in subsequent quarters as earnings in Singapore vary as a percentage of consolidated earnings.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents and short-term investments of $49.0 million as of September 27, 1996, decreased $6.8 million from December 31, 1995 primarily due to acquisition of plant and equipment, repurchase of Class A Common Stock and the settlement of put options, offset by changes in working capital and issuance of long term debt.

      During the nine months ended September 27, 1996, the Company generated $18.6 million from operating activities. Sources included net earnings of $8.1 million and a $8.7 million increase in trade accounts payable and accrued liabilities, offset by an increase of $4.6 million in accounts receivable, an increase of $3.7 million in inventories and an increase of $3.5 million in prepaid expenses. The increase in accounts payable and accrued liabilities is primarily attributed to the increased deposits placed for the continuation and completion of facilities expansion, principally in Singapore, including deposits for equipment for the Company's substrate facility. The increase in accounts receivable is primarily due to the timing of payments received from its major customer within one week of the Company's quarter end. The increase in inventories is primarily due to greater production levels, primarily due to the commencement of production at the substrate facility and the Dedicated Facility.

      The Company used $84.0 million in investing activities during the nine months ended September 27, 1996. Investing activities consisted primarily of investments of $67.7 million for capital expenditures for facilities expansion for its Singapore operations, including its substrate facility, and purchase of short-term investments of $16.3 million. Capital expenditures are expected to approximate $85 million during 1996 primarily for expansion of facilities including investments in the Dedicated Facility, the substrate facility in Singapore and other capital expenditures. Of such amount, $67.7 million had been spent as of September 27, 1996. The Company had $16.8 million of noncancellable purchase commitments for plant and equipment outstanding at September 27, 1996.

      In October 1995, the Company's Board of Directors authorized a share repurchase program. Pursuant to this program, the Company sold put options for $1.9 million in private placements during October 1995. The put options granted the holder the right to require the Company to repurchase up to 500,000 shares of its Class A Common Stock at an aggregate price of $20.6 million, of which the Company repurchased 175,000 shares at an aggregate cost of $7.2 million. The Company closed the remaining 325,000 put options by cash settlement at an aggregate cost of $2.0 million in January and April 1996.

      The Company's principal sources of liquidity at September 27, 1996 consisted of $49.0 million in cash and cash equivalents and short-term investments and a $25.0 million revolving credit facility with a bank group led by CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce, and Banque Nationale de Paris (the "Banks"). The Banks funded the $50.0 million Term Loan Facility in August 1996. The facility has a three year term and replaced the credit facility with Bank of America. In August 1996, Bank of America amended its unsecured revolving credit facility agreement dated December 1, 1995. Under the amendment, the Company was permitted to borrow up to $10.0 million on a revolving basis through August 30, 1996. The Company fully repaid the Bank of America credit facility plus accrued interest upon funding by the Banks. From time to time, the Company has been granted waivers of certain financial covenants from the Banks. There can be no assurance that the Banks will continue to provide such waivers. Should the Company be in noncompliance with such financial covenants in the future, the inability to receive such waivers could put the Company in default under its Bank facilities. A default under its Bank facilities could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that the existing cash balances, cash flow from operations and funds available under the revolving credit facility with the Banks will be sufficient to meet the Company's operating and capital expenditures requirements for the next twelve months. If the Company decides to expand its facilities further or sooner than presently contemplated or requires capital for other purposes, it would require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or, if available, will be available on favorable terms. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, working capital and research and development expenditures which could adversely affect the Company's future years' operations and competitive position.

FACTORS AFFECTING OPERATING RESULTS

      Dependence on a Limited Number of Customers. During 1995 and the nine months ended September 27, 1996, the Company sold its disks primarily to Seagate and Maxtor, with sales to Maxtor representing 45% and 33% of net sales during these periods, respectively. Aggregate shipments to Seagate and Maxtor in 1993,1994,1995 and the first nine months of 1996 represented 52%, 91%, 99% and 98%, respectively, of net sales. As discussed above, Maxtor has repudiated the Maxtor Supply Agreement. The Company is seeking additional customers to utilize the manufacturing capacity in which it has been manufacturing products for Maxtor. While Seagate has taken a portion of this capacity, the Company has had excess manufacturing capacity as it seeks to qualify its products in new and existing customers' product programs. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. Accordingly, the Company expects Maxtor's failure to purchase committed volumes and its repudiation of the Maxtor Supply Agreement to negatively impact its results of operation at least for the remainder of 1996.

      Given the relatively small number of independent high performance disk drive manufacturers, the Company's dependence on a few customers will continue in the future. The Company's existing and several of its potential customers are expanding their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company, could sell thin film disks in competition with the Company or might not sustain or increase their level of orders as the Company increases its capacity. The significant reduction in purchases by Maxtor and its repudiation of the Maxtor Supply Agreement has and will materially adversely affect the Company's operating results at least for the remainder of 1996. The loss of Seagate as a customer or the loss of any significant future customer, or a significant reduction in the level of orders for any reason including, through consolidations, adverse financial or market circumstances or otherwise, would materially adversely affect the Company's business, operating results and financial condition. Additionally, due to the lengthy product qualification process, any change in customers or product mix could have a material adverse effect on the Company's business, results of operations and financial condition.

      Specifically, Seagate currently produces a portion of its own thin film disk requirements internally and historically has produced a majority of its requirements. Seagate's expressed corporate strategy is to significantly increase its internal capacity to manufacture disks through construction of a disk manufacturing facility in Singapore, which had been completed as of September 1996. In February 1996, Seagate also completed its merger with Conner Peripherals, Inc. ("Conner") and acquired Conner's internal disk production capacity, which supplied substantially all of Conner's disk requirements. In addition, prior to the merger, Conner had stated its intention to double its internal disk capacity through a newly established facility in Singapore. This facility has begun producing disks and is expected to be completed in 1997. Seagate's increased internal disk manufacturing capacity as described above may reduce Seagate's disk needs from external suppliers. If Seagate were to reduce the level of orders from the Company as a result of the expansion of its internal disk production, an acquisition of, or the establishment of a strategic relationship with, another disk supplier or otherwise, or if Seagate were to begin selling disks in competition with the Company, the Company's business, results of operations and financial condition would be materially adversely affected.

      Consolidation Within the Disk Drive Industry. Consolidation within the disk drive industry has reduced the number of potential customers to whom the Company could market its products. In addition to the Seagate acquisition of Conner, Quantum Corporation ("Quantum") closed all of its manufacturing operations in the United States and overseas and transferred all manufacturing production to Matsushita Kotobuki Electronics of Japan ("MKE"), its long-term contract manufacturing partner. While Quantum was a customer of the Company in 1994, MKE has never been a significant customer of the Company. Additionally, Maxtor was recently acquired by Hyundai, which has announced its intention to manufacture disks for Maxtor disk drives internally. Given the relatively small number of independent hard disk drive manufacturers who require an independent source of thin film disks, as well as the consolidations and changes which have occurred and are continuing to occur in the industry, there can be no assurance that the Company's efforts to diversify its customer base will be successful. If they are not successful, the Company will continue to be largely dependent on Seagate, the loss of, or the reduction in orders by, which could have a material adverse effect on the Company's business, results of operations and financial condition.

      Uncertainties Associated with Supply Agreement with Seagate. In June 1995, the Company entered into a Supply Agreement with Seagate (the "Seagate Supply Agreement") pursuant to which the Company has established the Dedicated
Facility in Singapore to manufacture disks for Seagate. The Company has expended significant financial and management resources to construct and begin operations at such facility. While Seagate will be required to purchase the disks manufactured at the Dedicated Facility through March 31, 1999, each of the products manufactured at the Dedicated Facility must be qualified by Seagate before products can be delivered to Seagate. To date, the Company has qualified all three lines in the Dedicated Facility. Additionally, there is no requirement that Seagate's purchases from the Dedicated Facility must be in addition to the level of purchases presently being made by Seagate from the Company's other facilities. The pricing provisions of the Seagate Supply Agreement could incentivize Seagate to shift its purchases to the Dedicated Facility. To the extent that Seagate shifts the manufacture of its current level of purchase orders to the Dedicated Facility from the Company's other facilities, the Seagate Supply Agreement and Dedicated Facility may not result in increased sales to Seagate and could, absent additional orders from other customers, result in significant excess capacity for the Company with resulting adverse impacts on the Company's results of operations. This risk is exacerbated as Seagate continues to increase its own internal disk manufacturing capacity. See "-Variability in Gross Margins and Operating Results."

      Variability in Gross Margins and Operating Results. The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1995 and for the nine months ended September 27, 1996, the Company reported a gross margin of 27.0% and 18.4%, respectively. The Company expects its gross margins to decline from levels experienced in 1995 and in the first half of 1996 due to Maxtor's repudiation of the Maxtor Supply Agreement and the resulting under-utilization of production capacity. While the Company has taken steps to reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Therefore, operating below capacity will have a significant impact on gross margins. Additionally, the purchase price of disks under the Seagate Supply Agreement is calculated based upon a pricing formula which results in gross margins that are generally lower than the gross margins experienced by the Company in 1995 and the first half of 1996. Accordingly, to the extent output from the Dedicated Facility accounts for an increasing portion of the Company's total net sales, the Company's overall gross margins will declined. This adverse impact will be exacerbated to the extent that Seagate shifts its purchase orders to the Dedicated Facility from the Company's other facilities rather than increase its level of purchases from the Company.

      Generally, new products, which have been designed into its customers' products, have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products, which have been designed into its customers' products, in a timely fashion is an important factor in its ability to maintain gross and operating margins. New products however, often initially have lower manufacturing yields, are produced in lower quantities than more mature products and generally have lower gross margins. Manufacturing yields and gross margins generally improve as the product matures and production volumes increase. Manufacturing yields and production capacity utilization impact the Company's gross margins. The Company expects that a substantial portion of its shipments in the fourth quarter of 1996 will be of new products and will negatively impact the Company's overall yield for the quarter. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the thin film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in manufacturing yields and productivity generally have a significant impact on gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and low capacity utilization which, in turn, adversely affects gross margins and operating results. Despite the Seagate Supply Agreement, a significant portion of the Company's business is also characterized by short term orders and shipment schedules which typically can be modified or rescheduled without significant penalty to the customer. Therefore, the Company typically plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. These factors have caused and will continue to cause fluctuations in the Company's gross margins and results of operations. See "-Dependence on a Limited Number of Customers."

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

      Rapid Technological Change. The thin film disk industry is characterized by rapid technological change, short product life cycles, and price erosion. Product lives are typically six to twelve months in duration. Although the Company is continually developing new products and production techniques, there can be no assurance that the Company will be able to anticipate technological advances and develop products incorporating such advances in a timely manner, with acceptable yields or to compete effectively against competitors' new products. In addition, there can be no assurance that the Company's new products can be produced in full volume at reasonable yields or that the Company will develop new products or processes which ultimately are adopted by the industry. The Company's operating results and financial condition could be materially adversely affected if these efforts are not successful or if the technologies that the Company has chosen not to develop prove to be competitive alternatives. See "-Variability in Gross Margins and Operating Results."

      Rapid Changes in Customer and Product Mix. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the first quarter of 1995 sales to Seagate and Maxtor represented approximately 41% and 55% of net sales, respectively, while in the second quarter of 1995 sales to Seagate and Maxtor represented approximately 68% and 31% of net sales, respectively. In addition, in the fourth quarter of 1995 and the first and second quarter of 1996, 3%, 15% and 8%, respectively, of the Company's unit sales were of 2 1/2 inch disks. The Company expects a substantial portion of its shipments in the fourth quarter to be of new products, including high performance magneto resistive (MR) disks. At any one time the Company typically supplies disks in volume for only five to ten disk drive products, with the mix of such products shifting continually. Disk drive manufacturers demand a variety of thin film disks with differing design, performance and cost characteristics. Thin film disk suppliers, such as the Company, are required to work closely with such manufacturers in order to develop products that will be used in the manufacturers' designs. Thin film disk suppliers seek to have their products "designed in" to a particular disk drive and to be qualified as a primary supplier for new programs. The design-in process is ongoing, lengthy and frequent and the Company must compete for participation in each product program including those of existing customers. In the event the Company's products do not become designed into a particular disk drive program on a timely basis, the Company could be excluded as a supplier of disks for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales and lower gross margins. Consistent inability to become designed into a disk drive program would have a material adverse effect on the Company's results of operations.

Intense Competition. The disk drive industry and thin film disk industry are both characterized by intense competition. The Company's primary competitors are Komag Incorporated, HMT Technology Corporation, Akashic Memories Corporation, Showa Denko K.K., Mitsubishi Kasei Corporation and Fuji Electric Company Ltd. among independent disk manufacturers. With respect to disks based on glass/ceramic substrates, the Company's principal competitor is Hoya Corp. Most of these companies have significantly greater financial, technical and marketing resources than the Company. IBM and several disk drive manufacturers, including Seagate and Western Digital, currently produce thin film disks internally for their own use. Seagate's expressed corporate strategy is to be a vertically integrated disk drive manufacturer and to pursue sales to third parties of its disk drive components. Hyundai recently announced its intention to develop and manufacture disks for use in Maxtor disk drives. supplementing Maxtor's current supplier base. These companies could increase their internal production to supply their requirements and cease purchasing from independent disk suppliers. Moreover, these companies could make their products available for distribution in the market as direct competitors of the Company. Additionally, other disk drive manufacturers, such as Quantum, may decide to produce disks for internal use. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition could materially adversely affect the Company's business and results of operations. See "-Dependence on a Limited Number of Customers" and "-Consolidation Within the Disk Drive Industry."

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

      Risks Associated With New Substrate Facility. The Company began operations at its substrate manufacturing facility in Singapore. This facility requires the expenditure of significant financial and management resources. In addition to the usual risks of establishing a new manufacturing facility, such as the completion of the buildings, installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are unique risks associated with this facility. First, the Company is vertically expanding its business to include the process of grinding aluminum blanks which occurs prior to the nickel plating process. While the Company believes it has the expertise to establish this process, it has never engaged in this process before and this will be the Company's first substrate facility. Second, the facility is being established in Singapore and will be the first facility of this type in Singapore. There can be no assurance that it will be completed in a timely, cost-effective manner or that it will produce high quality and low cost aluminum substrates. Manufacturing and other problems which occur in connection with the commencement and expansion of operations at this facility could materially adversely affect the Company's results of operations and financial condition.

      Future Capital Needs. The Company believes that in order to achieve its expansion objectives, it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development. The Company expects to spend approximately $85 million on capital expenditures during 1996 for expansion of its facilities including investments in the Dedicated Facility, the new Singapore substrate facility and other capital expenditures. The Company believes it will be able to fund these expenditures from a combination of debt financing, existing cash balances and cash from operations. If the Company decides to expand its facilities further or sooner than presently contemplated or requires capital for other purposes, it will require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or, if available, will be available on favorable terms. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, working capital and research and development expenditures which could adversely affect the Company's future operations and competitive position. Conversely, overexpansion due to the failure to accurately predict future demand for its products could have a material adverse effect on the Company's future operating results and could cause fluctuations in the Company's results of operations.

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

      Intellectual Property and Proprietary Rights. The Company regards elements of its manufacturing process, product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and, increasingly, patent protection. The Company has had four U.S. patents issued to it, has an additional application allowed and has fifteen additional patent applications (three of which are provisional applications) pending in the United States. The Company intends to file additional U.S. applications as appropriate for patents covering its products and manufacturing processes. There can be no assurance that patents will be issued with respect to any of the Company's allowed patent applications, that patents will be issued or be allowed with respect to any of the Company's other pending applications, or that claims allowed on any existing or future patents will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents now or hereafter held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that, because of the rapid pace of technological change in the disk and disk drive industries, the legal protections for its products are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

      The Company has from time to time been notified of, or has otherwise been made aware of, claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or proprietary intellectual property will be offered or that the terms of any offered licenses will be acceptable to the Company. The Company has been contacted by IBM concerning the Company's interest in licensing a patent. Based upon an opinion of its patent counsel, the Company believes that no license is required because the Company does not believe that it is practicing any invention covered by the IBM patent. There can be no assurance, however, that IBM will not pursue its claim. The Company has also been contacted by Virgle L. Hedgcoth alleging infringement by the Company of certain disk preparation techniques allegedly patented by Mr. Hedgcoth (the "Hedgcoth Patents"). The Company believes that the Hedgcoth Patents are not valid because of prior commercial activities by other companies utilizing the technology covered. However, should Mr. Hedgcoth elect to continue to pursue the Company, the Company would be forced to either litigate any infringement claims, execute a license, if available, or design around the patents, which the Company believes is possible. The failure to obtain a key patent license or a license to key proprietary intellectual property from a third party could cause the Company to incur substantial liabilities, including potential indemnification of its customers, and possibly suspend the manufacture of the products utilizing the patented or proprietary invention either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

      Environmental Issues. The Company's operations and manufacturing processes are subject to certain federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the Company's use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters, and the control of process air pollutants. The Company has from time to time been notified of minor violations concerning its waste water discharge permits, air quality regulations and hazardous material regulations. The Company has implemented corrective action plans to remedy these violations and has put in place procedures to effectuate continued compliance with these laws and regulations. The Company has also initiated safety programs and training of personnel on safe storage and handling of hazardous materials and wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental related matters. Environmental laws and regulations, however, may become more stringent over time and there can be no assurances that the Company's failure to comply with either present or future regulations would not subject the Company to significant compliance expenses, production suspensions or delay, restrictions on expansion at its present locations or the acquisition of costly equipment.

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

Risks of International Sales and Manufacturing. In 1995 and for the nine months ended September 27, 1996, international sales (sales delivered to customers in the Far East, including foreign subsidiaries of domestic companies) accounted for over 95% of the Company's net sales, and the Company anticipates that international sales will continue to represent the substantial majority of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international sales, including compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, exposure to taxes in multiple jurisdictions and transportation delays and interruptions. Although presently all of the Company's sales are made in U.S. dollars, including sales from its Singapore facility, a portion of the Company's expenses must be paid in Singapore dollars. Future international sales may be denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Additionally, the Company's international business may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies and difficulties in obtaining export licenses. Moreover, the Company's efforts to expand its manufacturing operations are concentrated in Singapore. This expansion requires the Company to implement and monitor new systems, procedures and controls and to attract, train, motivate and manage qualified employees effectively. These risks are exacerbated by the distance of the Singapore facilities from the Company's California headquarters, the fact that the Company was the first thin film disk manufacturer and will be the first substrate manufacturer with facilities in Singapore and the fact that Singapore has substantially full employment. These risks will increase as production increases at the Singapore facilities. Due to the anticipated expansion of the Company's manufacturing operations in Singapore, the impact of the foregoing factors on the Company's business, results of operations and financial condition could be material and adverse.

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

                     STORMEDIA INCORPORATED AND SUBSIDIARIES


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

STORMEDIA INCORPORATED V. HYUNDAI ELECTRONICS INDUSTRIES CO., ET AL.

      On July 23, 1996, the Company was informed by Maxtor Corporation that it intended to terminate a November 17, 1995 Volume Purchase Agreement between Maxtor and Hyundai Electronics Industries Co. Ltd., on the one hand, and the Company on the other hand. Prior to such notification, Maxtor had failed to purchase in the Company's second quarter of 1996 the discs required to be purchased by it under the Volume Purchase Agreement. As a consequence of Maxtor and Hyundai's repudiation of the Volume Purchase Agreement, the Company on September 5, 1996 filed suit in the United States District Court for the Northern District of California against Hyundai, alleging breach of the Volume Purchase Agreement and fraud. The Complaint seeks damages in excess of $206 million. The Company intends to vigorously prosecute its claims.

WEREZBERGER, ET AL. V. STORMEDIA INCORPORATED

      On September 18, 1996, a purported securities class action complaint, Werezberger, et al. v. StorMedia Incorporated., et al., No. CV760825, was filed in the Superior Court of the State of California in the County of Santa Clara. The Complaint alleges that StorMedia and certain of its officers violated California state securities laws by making false and misleading statements of material fact about StorMedia's prospects between November 27, 1995 and August 9, 1996. The action is purportedly brought on behalf of all persons who purchased StorMedia stock during that period. Plaintiffs are currently amending their Complaint. The Complaint seeks an unspecified amount of damages. Defendants intend to defend the case vigorously.

ITEM 2.    CHANGES IN SECURITIES

      None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.    OTHER INFORMATION

      None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits.

           10.40 Addendum "A" to lease dated September 1, 1996 for property at 365 Reed Street, Santa Clara, California.

           10.41 Addendum "A" to lease dated September 1, 1996 for property at 340 Martin Avenue, Santa Clara, California.

           11.1    Statement regarding computation of  earnings (loss) per share

           27.1    Financial Data Schedule

      b.   Reports on Form 8-K

           During the third quarter of 1996, the Company filed the following Current Reports on Form 8-K.

           99.1 Cautionary statements for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 (July 23, 1996).

           99.1    Text of Press Release dated June 21, 1996 (July 17, 1996).

           99.2    Text of Press Release dated June 24, 1996 (July 17, 1996).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           STORMEDIA INCORPORATED
                           ----------------------
                                (Registrant)

Date:  November 12, 1996      By: /s/ Stephen M.  Abely
                                 -------------------------
                                      Stephen M. Abely, Vice President and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer)


                                INDEX TO EXHIBITS


   EXHIBIT
   -------

    10.40 Addendum "A" to lease dated September 1, 1996 for property at 365 Reed Street, Santa Clara, California.


    10.41 Addendum "A" to lease dated September 1, 1996 for property at 340 Martin Avenue, Santa Clara, California.

    11.1      Statement regarding computation of earnings (loss) per-share

    27.1      Financial Data Schedule