Form 10-K/A
period 1995-12-31
STORMEDIA INC
filed 1996-11-19
CIK 942787

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or

/ /  Transition report pursuant to Section 13 of 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to        .

                         Commission file number 0-25796

                             STORMEDIA INCORPORATED
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  77-0373062
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)               Identification Number)

               390 REED STREET, SANTA CLARA, CALIFORNIA 95050-3118
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (408) 988-1409
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $0.013 Par Value

                              --------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1996, was approximately $192,577,646 based on the last sale price reported for such date on the Nasdaq/National Market System. For purposes of this disclosure shares of Class A Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Class A Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 18, 1996, Registrant had 8,500,149 shares of Class A Common Stock and 2,908,001 shares of Class B Common Stock outstanding.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                 3.        EXHIBITS

                                INDEX TO EXHIBITS
                                   FORM 10-K/A

            Exhibit
             Number                        Exhibit Title                 Page
             ------                        -------------                 ----
             10.37        Purchase Agreement dated November 17,           3
                          1995 between Registrant, Maxtor
                          Corporation and Hyundai Electronics
                          Industries Co. Ltd.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 19th day of November, 1996.

                                 STORMEDIA INCORPORATED

                                 By:                   *
                                     -------------------------------------------
                                               William J. Almon,
                                     Chairman of the Board and Executive officer

         Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 to this report has been signed by the following persons in the capacities and on the dates indicated.


                    *                    Chairman of the Board and Chief                         November 19, 1996
---------------------------------------- Executive Officer (Principal Executive
           (William J. Almon)            Officer)



         /s/ Stephen M. Abely            Chief Financial Officer, Vice President,                November 19, 1996
---------------------------------------- Finance and Assistant Secretary
            (Stephen M. Abely)           (Principal Financial and Accounting
                                         Officer)



                    *                    Director                                                November 19, 1996
----------------------------------------
            (John A. Downer)



                    *                    Director                                                November 19, 1996
----------------------------------------
           (Francis J. Lunger)



                    *                    Director                                                November 19, 1996
----------------------------------------
             (Mark S. Rossi)





*By:      /s/ Stephen M. Abely
    ------------------------------------
              Stephen M. Abely
              Attorney-in-Fact

                                EXHIBIT INDEX

     Exhibit
       No.                      Description
     -------                    -----------
      10.37 Purchase Agreemebt dated November 17, 1995 Between Registrant, Maxtor Corporation and Hyundai Electronics Industries Co. Ltd.