Form 10-K405
period 1996-12-31
STORMEDIA INC
filed 1997-03-25
CIK 942787

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO           .

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

              385 REED STREET, SANTA CLARA, CALIFORNIA 95050-3118
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (408) 327-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Class A Common Stock, $0.013 Par Value
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997, was approximately $157,646,838 based on the closing price reported for such date on the Nasdaq National Market System. For purposes of this disclosure shares of Class A Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Class A Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 1997, Registrant had 13,299,655 shares of Class A Common Stock and 4,362,001 shares of Class B Common Stock outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     StorMedia Incorporated (the "Company") is a leading U.S. independent supplier of thin film disks for hard disk drives used in portable and desktop computers, network servers and workstations. The Company designs, develops, manufactures and sells disks in 2 1/2 inch and 3 1/2 inch sizes. Within each size, the Company provides a range of coercivities, fly heights and disk thicknesses to meet specific customer requirements. In 1995 and 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor").

     The Company was formed in May 1994 to acquire the thin film division (the "Predecessor") of Nashua Corporation ("Nashua"). The Company purchased substantially all of the assets (excluding certain accounts receivable) and assumed certain liabilities (the "Acquisition") of the Predecessor. The Company's principal offices are located at 385 Reed Street, Santa Clara, California 95050 and its telephone number is (408) 327-8400. As used herein, the terms "Company" and "StorMedia" refer to StorMedia Incorporated, a Delaware corporation, and, when the context so requires, its wholly owned subsidiaries, StorMedia International Ltd., a Cayman Islands corporation, Strates Pte Ltd., a Singapore corporation and StorMedia Foreign Sales Corporation, a U.S. Virgin Islands corporation, as well as the business and operations of the Predecessor.

STORMEDIA STRATEGY

     The Company's strategy is to combine leading disk technology with high volume manufacturing expertise to serve the growing and technologically demanding hard disk drive market. The Company seeks to address the competitive pressures of the disk drive industry by providing advanced products at competitive prices, developing new technologies and improving manufacturing efficiency.

     The Company is focusing its development efforts on increasing storage capacity and disk durability to meet the requirements of advanced disk drives. Efforts to increase storage capacity include enhancing magnetics and reducing fly heights. The manufacturing of thin film disks involves the deposition of extremely thin, uniform layers of magnetic film onto a disk substrate using a vacuum sputtering process. The Company's multi-chamber sputtering system permits the deposition on disks of multiple layers of magnetic material. This multi-layer technology reduces magnetic noise, thereby improving signal to noise ratios. In addition, the Company has developed various magnetic alloys of cobalt, chromium, platinum and tantalum designed to optimize the particular magnetic recording parameters required by the Company's customers. These technologies have enabled the Company to produce disks having coercivity levels of 2100 oersted ("oe") and above. During 1996, the Company began volume shipments of magnetoresistive ("MR") zone textured media that supports areal densities of approximately 1.3GB per 3 1/2" disk. The Company is also providing samples of MR zone textured media at approximately 1.7GB per 3 1/2" disk to certain customers and is seeking customer qualifications on additional MR disk drive programs. The Company will continue to place significant emphasis on MR product development and production processes and capabilities with a goal of increasing volume production and yields. There can be no assurance that the Company will be successful in attaining these goals. In addition, the market for 2 1/2 inch disks, the predominant disk used in portable and notebook computers, has transitioned to glass/ceramic substrates, which have durability characteristics superior to nickel plated aluminum substrates. The Company has developed disks based on glass/ceramic and, in the first quarter of 1996 began shipping glass/ceramic disks in volume.

     An important component of the Company's strategy is to develop close relationships with the major hard disk drive manufacturers and to collaborate with them during the design phase of new disk drives. By forming close relationships with its customers, understanding customers' product requirements and rapidly developing the technology capable of meeting these requirements, the Company believes it can effectively respond to customer needs and bring advanced new products to market on a timely basis.

     The Company has developed a "modular" manufacturing strategy pursuant to which it builds smaller scale production lines that can be installed, modified or expanded comparatively quickly and inexpensively. This "modular" strategy allows the Company to incrementally increase capacity, to rapidly adapt manufacturing equipment to new product technology and to rapidly achieve high volume manufacturing capabilities. The ability to implement new technology processes quickly is critical to achieving the Company's goal of having its products designed into its customers' products. This ability also allows the Company to meet its customers' increasingly rapid time-to-market demands. In addition, drawing upon its past experience as a high volume, low cost producer, the Company has expended significant efforts on the internal development of equipment and manufacturing processes which the Company believes provides it with the potential for lower overall capital costs relative to its competitors.

     The Company's strategy is to locate its manufacturing and marketing resources in close proximity to its customers in Singapore. While other manufacturers, including Seagate, have established disk manufacturing facilities in Singapore, the Company was the first independent thin film disk supplier with a manufacturing facility in Singapore, where, according to the Singapore Economic Development Board, in 1996, over 40% of hard disk drives produced worldwide were manufactured.

PRODUCTS

     In 1996, the Company supplied thin film disks in 2 1/2 and 3 1/2 inch sizes which are used in various disk drive products contained in mobile computers such as notebooks and laptops as well as stationary computers such as desktop computers, servers and workstations. Within each disk size, the Company offers disks with a range of coercivities, fly heights and disk thicknesses to meet specified customer requirements. Today's computer applications require large amounts of data storage and the demand for greater data storage is increasing as new applications arise. The Company's products seek to address these increasing storage requirements.

CUSTOMERS AND MARKETING

     The Company sells its products to independent OEM disk drive manufacturers for incorporation into hard disk drives which are marketed under the manufacturers' own labels. During 1995 and 1996, the Company shipped thin film disks primarily to two customers, Seagate and Maxtor. During 1996, sales to Seagate and Maxtor represented 71% and 25% of net sales, respectively. During 1995, sales to Seagate and Maxtor represented 54% and 45% of net sales, respectively. Given the rapid development of new disk drive products, it is common in the industry for the relative mix of customers to change rapidly, even from quarter to quarter. The Company is currently seeking to expand its customer base. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Limited Number of Customers" and "-- Rapid Changes in Customer and Product Mix."

     In December 1996, the Company entered into a multi-year agreement with Micropolis (S) Ptd. Ltd., a manufacturer of digital audio/video disk drives ("Micropolis"). Under the terms of the agreement, the Company will setup and operate a 15,000 square foot thin film manufacturing facility (the "Micropolis Facility") within Micropolis' 400,000 square foot disk drive manufacturing plant in Singapore (the "Micropolis Agreement"). Micropolis has agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999. The Company believes that the Micropolis Agreement will result in savings for both companies in areas such as packaging, transport and response time. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Uncertainties Associated with Agreement with Micropolis."

     The Company believes that close technical collaboration with customers during the design phase of new disk drives facilitates integration of the Company's products into new disk drives, improves the Company's ability to rapidly reach high volume manufacturing and enhances the likelihood that the Company will become a primary supplier of thin film disks for new disk drive programs. However, the design-in process is ongoing and frequent and the Company must compete for participation in each product program, even those of existing customers.

     In June 1995, the Company entered into a supply agreement with Seagate (the "Seagate Supply Agreement") pursuant to which the Company agreed to establish a manufacturing facility in Singapore by mid-1996 dedicated to manufacturing disks for Seagate (the "Dedicated Facility"). During the third quarter of 1996, the Dedicated Facility became fully operational. While Seagate is required to purchase the disks manufactured at the Dedicated Facility through March 31, 1999, there is no requirement that Seagate also continue to purchase products manufactured in the Company's other facilities. To the extent that Seagate has shifted the manufacture of its current level of purchase orders to the Dedicated Facility from the Company's other facilities, the Seagate Supply Agreement and Dedicated Facility have not resulted in increased sales to Seagate and has resulted in significant excess capacity for the Company with resulting adverse impacts on the Company's gross profit and results of operations. In the past, forecasts of many of the Company's customers have failed to materialize, been canceled or have been altered and delivery schedules have been deferred. Changes in forecasts, rescheduling of orders, cancellations and quantity reductions have in the past and may in the future result in inventory losses and underutilization of production capacity. In addition, from time to time customers have changed certain specifications for their products resulting in poorer yields, higher manufacturing costs and lower productivity than anticipated by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Uncertainties Associated with Supply Agreement with Seagate."

     In November 1995, the Company entered into a multi-year Supply Agreement with Maxtor pursuant to which the Company agreed to increase the supply of disks to Maxtor significantly from current levels ("Maxtor Supply Agreement"). In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes required by the Maxtor Supply Agreement. Maxtor subsequently repudiated the Maxtor Supply Agreement. However, in the third quarter of 1996, the Company continued to ship products to Maxtor (although in lesser volumes and at lower average selling prices than in the second quarter of 1996). In September, the Company filed a lawsuit in the United States District Court of Northern California, San Jose Division, against Hyundai Electronic Industries Co., Ltd., ("Hyundai") seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor Corporation. The Company is seeking additional customers to utilize the manufacturing capacity which it had committed to Maxtor. While Seagate has taken a portion of this capacity, the Company has had excess manufacturing capacity as it seeks to qualify its products in new and existing customers' product programs. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. See "Item 3. Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on a Limited Number of Customers."

     Additionally, given the small number of independent disk drive manufacturers who require an independent source of thin film disks, as well as the consolidations and changes which have occurred and are occurring in the industry, there can be no assurance that the Company's diversification efforts will be successful. Even if they are successful, the Company will continue to be dependent on a relatively limited number of customers, the loss of, or the reduction in orders by, any one of which could have a material adverse effect on the Company's business results of operations and financial condition.

     In each of 1995 and 1996, over 95% of the Company's net sales were derived from sales to foreign operations of its customers located in the U.S. Foreign sales are subject to certain risks common to all export activities, such as government regulation and the imposition of tariffs, licensing requirements or other trade barriers.

RESEARCH AND DEVELOPMENT

     The Company believes that its continued commitment to develop new technologies is critical to remain competitive in the industry. The Company has focused its research and development efforts on enhancing existing product designs and developing next-generation products and the materials and process technologies necessary to produce them. The Company's development group is investigating improvements in the composition of the magnetic layer, the use of new protective overcoat materials and alternative substrates, including glass/ceramic. The Company's development programs are targeted at increasing storage capacity through lower fly heights and improved magnetics, and satisfying increased durability and friction requirements. During 1996, the Company began volume shipments of magnetoresistive ("MR") zone textured media that supports areal densities of approximately 1.3GB per 3 1/2" disk. The Company is also providing samples of MR zone textured media at approximately 1.7GB per 3 1/2" disk to certain customers and is seeking customer qualifications on additional MR disk drive programs. The Company will continue to place significant emphasis on MR product development and production processes and capabilities with a goal of increasing volume production and yields. There can be no assurance that the Company will be able to anticipate new technological developments, to develop products incorporating such advances in a timely manner, or to compete effectively against competitor's new products. The Company's operating results could be adversely affected if technologies that the Company has chosen not to develop prove to be competitive alternatives.

     During 1994, 1995 and 1996, the Company incurred $5.0 million, $9.3 million and $15.7 million, respectively, of research and development expenses. The Company believes that its future success depends on its ability to continue to enhance its existing products and to develop new products. Accordingly, the Company intends to continue to increase its expenditures for research and development.

MANUFACTURING

     The Company's operating results are highly dependent on its ability to produce large volumes of thin film disks at acceptable yields. The manufacturing of thin film disks is a multistep process using processes similar to the production of silicon wafers. The process involves the deposition of extremely thin, uniform layers of magnetic film onto a disk substrate using a vacuum sputtering process, similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps, and requires an extremely clean environment with certain steps being performed in class 10 and class 100 cleanrooms and tolerances of material structures at atomic levels. Minor deviations in the manufacturing process, minute impurities in materials used, particulate contamination or other problems can cause significant numbers of disks to be rejected, thereby causing significant yield loss. Impurities in the water supply, such as organic build-up, can cause a reduction in production yields and, in extreme cases, result in suspension of production.

     The Company believes that its internally developed manufacturing processes and equipment allow it to both develop new proprietary processes in response to customers' increasing product requirements and to quickly implement such new technologies into the manufacturing process. Developing the ability to design and modify manufacturing equipment has enabled the Company to build smaller scale production lines that can be installed, modified or expanded relatively quickly and comparatively inexpensively. This modular strategy allows the Company to incrementally increase capacity, to rapidly adapt manufacturing equipment to utilize new proprietary processes and to rapidly achieve high volume manufacturing capabilities.

     The Company has also designed its own in-house data collection process control device to rapidly provide production information on each machine and monitor yields and the certification processes. The Company's ability to measure quality at each phase of the manufacturing process is critical to correcting any changes in yield or product quality.

     The Manufacturing Process

     The Company's manufacturing process is briefly summarized as follows:

     Plating, Polishing and Texturizing Substrate. The initial input to the production of a thin film disk is a substrate. Presently, the Company uses specialized aluminum alloy substrates which must be flat, smooth and free of surface defects. Aluminum substrates are plated with electro-less nickel. This coating is a non-magnetic layer critical to corrosion resistance and serves to strengthen the disk and improve durability. Disks are then polished to produce a mirror smooth surface. Polishing enhances the nickel surface reducing its roughness and minimizing edge rolloff, while maintaining the overall flatness of the disk. The texturizing process is a method of producing a controlled roughness on the disk's surface to improve its friction characteristics. The Company's glass/ceramic substrates products, do not require plating, polishing or mechanical texturizing.

     Sputtering and Lube. The sputter process uses equipment and a process similar to that used in silicon wafer fabrication, in which layers of materials are deposited on the disk through a vacuum sputtering process. The initial layers are various alloys including cobalt, chrome, platinum and tantalum, which produce the magnetic qualities of the disk. The final layer is a protective overcoat. The layers are of various thicknesses but are all very thin, and are controlled to a molecular level. After sputtering, a microscopic layer of lubrication is applied to the disk's surface to improve durability and reduce surface friction.

     Test and Certification. In the test and certification process each disk is electronically screened and certified as acceptable based on the customer's specification. A robotically controlled tester electronically writes information onto the disk, reads it back and erases it, simulating performance in the customer's disk drive. The disk is tested for parametrics, errors in the read/erase process, surface defects and glide performance.

     The market for 2 1/2 inch disks, the predominant disk used in portable and notebook computers, has transitioned to glass/ceramic substrates, which have durability characteristics superior to nickel plated aluminum substrates. The Company developed disks based on glass/ceramic and in the first quarter of 1996, began volume shipments of glass/ceramic disks.

     Facilities

     The Company currently has three manufacturing facilities for thin film disks and anticipates that its substrate manufacturing facility will become fully operational in early 1997. The original production site is located in Santa Clara, California on the same site as its research and development, marketing and administrative functions. This facility became ISO 9001 registered for the design and manufacturing of thin film disks in February 1995. The Company's second disk manufacturing site is located in Singapore and became fully operational in November 1995. The third disk manufacturing site, the Dedicated Facility, is also located in Singapore and was brought on line in stages during 1996 and was fully operational during the third quarter of 1996. The Company's disk manufacturing facilities in Singapore are ISO 9002 registered for the manufacturing of thin film disks. The substrate facility is also located in Singapore to supply substrates for the Company's disk manufacturing facilities. Singapore was selected for its proximity to customers, its highly skilled and motivated work force and incentives provided by the Singapore government. Subject to complying with certain conditions, the Singapore government has granted the Company a seven year tax holiday, with a possible three year extension. The production of thin film disks and substrates requires workers who are highly skilled in technical, precise production processes. However, the existing Singapore facilities have been staffed with personnel inexperienced in manufacturing thin film disks and substrates. The Company has attempted to minimize this risk by training its new personnel both in its United States facility and its Singapore facility, hiring personnel with related technical experience and assigning U.S. engineering personnel to assist in the start-up of these facilities. Continued expansion of the Company's operations, especially overseas, has and will continue to strain current management.

     Sources of Supply

     The Company relies on a limited number of suppliers and, in some cases, a sole supplier, for certain materials used in its manufacturing processes, including glass/ceramic substrates, plating chemicals, tapes, slurries, certifier heads, sputter targets and certain other materials. In addition, the Company relies on a single source for most of its equipment. In the past, the Company has had to provide financial assistance to equipment vendors in order to maintain sources for such equipment. Shortages may occur in the future or supplies could be available only with lead times of approximately three to six months. Changing suppliers for certain materials such as the lube or buffing tape used in the Company's products would require that the product be requalified with each customer. Requalification could prevent early design-in wins or could prevent or delay continued participation in disk drive programs into which the Company's products have been qualified. In addition, long lead times of three to six months are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to respond quickly to changes in demand. Any limitations on the supply of components, materials or equipment could disrupt or limit the Company's production volume and could have a material adverse effect on the Company's business, results of operations and financial condition. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

COMPETITION

     The disk drive industry and thin film disk industry are both characterized by intense competition. The Company's primary competitors are Akashic Memories Corporation, Fuji Electric Company Ltd., HMT Technology Corporation, Hoya Corporation, Komag Incorporated, Mitsubishi Kasei Corporation and Showa Denko K.K., among independent disk manufacturers. Most of these companies have significantly greater financial, technical and marketing resources than the Company. IBM and several disk drive manufacturers, including Seagate and Western Digital Corporation, currently produce thin film disks internally for their own use. Seagate's expressed corporate strategy is to be a vertically integrated disk drive manufacturer and to pursue sales to third parties of its disk drive components. Hyundai is building a manufacturing facility for use in Maxtor disk drives supplementing Maxtor's current supplier base. These companies could increase their internal production to supply their requirements and cease purchasing from independent disk suppliers. Moreover, these companies could make their products available for distribution in the market as direct competitors of the Company. Additionally, other disk drive manufacturers, such as Quantum, may decide to produce disks for internal use. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition could materially adversely affect the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on a Limited Number of Customers" and
"-- Consolidation Within the Disk Drive Industry."

     The Company believes that its competitors and certain of its customers, including Seagate, are currently engaged in substantial efforts to increase disk manufacturing capacity in light of the perceived imbalance between current levels of demand for disks and existing industry capacity. These efforts should result in significant additional capacity in the industry within the next one to two years. To the extent these efforts result in industry capacity in excess of levels of demand, the Company could experience increased levels of competition which could materially adversely impact the Company's business, results of operations and financial condition.

     The principal competitive factors in the thin film disk market which the Company addresses are rapidly advancing technology, product performance and quality, volume manufacturing, responsiveness to customers and price. The Company believes that it competes favorably with respect to these factors, but there can be no assurance that it will continue to be able to do so.

BACKLOG

     The Company's sales are generally made pursuant to purchase orders which are subject to modification or rescheduling without significant penalty. The Company's backlog of purchase orders requesting delivery in the following quarter was approximately $25.2 million as of December 31, 1996, as compared to the Company's backlog of approximately $52.2 million as of December 31, 1995. The Company believes that it is common practice for disk drive manufacturers to place orders in excess of actual requirements when there is a shortage of supply capacity. Because these purchase orders may be modified or rescheduled by customers on short notice and without penalty, the Company does not believe that its backlog as of any particular date should be considered indicative of sales for any future period.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company regards elements of its manufacturing process, product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and, increasingly, patent protection. The Company has had four U.S. patents issued to it, has an additional application allowed and has seventeen additional patent applications (three of which are provisional applications) pending in the United States. The Company intends to file additional U.S. applications as appropriate for patents covering its products and manufacturing processes. There can be no assurance that patents will be issued with respect to any of the Company's allowed patent applications, that patents will be issued or be allowed with respect to any of the Company's other pending applications, or that claims allowed on any existing or future patents will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents now or hereafter held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that, because of the rapid pace of technological change in the disk and disk drive industries, the legal protections for its products are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

     The Company has from time to time been notified of, or has otherwise been made aware of, claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or proprietary intellectual property will be offered or that the terms of any offered licenses will be acceptable to the Company. The Company has been contacted by IBM concerning the Company's interest in licensing a patent. Based upon an opinion of its patent counsel, the Company believes that no license is required because the Company does not believe that it is practicing any invention covered by the IBM patent. There can be no assurance, however, that IBM will not pursue its claim. Additionally, Virgle L. Hedgcoth has allegedly patented certain disk preparation techniques (the "Hedgcoth Patents") and has asserted that the Company is infringing such patents. Mr. Hedgcoth has since asserted patent infringement claims against certain disk drive manufacturers, including one customer of the Company who has demanded that the Company defend and indemnify it in the patent litigation. The Company believes that the Hedgcoth Patents are not valid because of prior commercial activities by other companies utilizing the technology covered. However, should Mr. Hedgcoth prevail in such litigation and elect to pursue the Company, the Company would be forced to either litigate any infringement claims, execute a license, if available, or design around the patents, which the Company believes is possible, and may be required to indemnify its customers. The failure to obtain a key patent license or a license to key proprietary intellectual property from a third party could cause the Company to incur substantial liabilities and possibly to suspend the manufacture of the products utilizing the patented or proprietary invention either of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Intellectual Property and Proprietary Rights."

EMPLOYEES

     As of December 31, 1996, the Company had approximately 670 employees located in California, with approximately 570 manufacturing, approximately 70 in research and development and approximately 30 in administration and marketing, and approximately 800 employees located in Singapore. The Company believes it has good relations with its employees. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company believes that attracting and motivating skilled technical talent is vital to its success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Personnel."

ENVIRONMENTAL REGULATION

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of December 31, 1996 were as follows:

              NAME            AGE                          POSITION
    ------------------------  ---   ------------------------------------------------------
    William J. Almon........  64    Chairman of the Board of Directors and Chief Executive
                                    Officer
    Michael E. Oxsen........  45    President and Chief Operating Officer
    Atef Eltoukhy...........  45    Senior Vice President and Chief Technical Officer
    Stephen M. Abely........  39    Vice President, Chief Financial Officer and Assistant
                                    Secretary
    Sherman Silverman.......  55    Vice President, Sales and Marketing

     William J. Almon has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's organization in May 1994. Mr. Almon served as the Company's President from the Company's organization in May 1994 until May 1995 when Michael E. Oxsen was appointed to succeed Mr. Almon as President of the Company. Prior to joining the Company, Mr. Almon served as an independent consultant from February 1993 until May 1994 and as President, Chief Operating Officer and a director of Conner Peripherals, Inc., an independent disk drive manufacturer, from December 1988 to February 1993. From 1958 to 1987, Mr. Almon served in various management positions with IBM Corporation, most recently as Vice President, Low End Storage Products. Mr. Almon holds a B.S. in Engineering from the U.S. Military Academy, West Point. Mr. Almon also serves as a director of Read-Rite Corporation and Sigma Designs Corporation.

     Michael E. Oxsen has served as President of the Company since May 1995, prior thereto having served as Vice President and Chief Operating Officer since May 1994. From October 1991 to May 1994, Mr. Oxsen served in various capacities at the Predecessor, most recently as Vice President of Manufacturing Operations and Director of Manufacturing Engineering. From December 1977 to October 1991, Mr. Oxsen served in various engineering and management positions with IBM Corporation, most recently as a manager in the thin film disk operations unit. Mr. Oxsen holds a B.S. in Chemistry from San Jose State University. Mr. Oxsen's employment with the Company will end, effective as of April 5, 1997.

     Atef Eltoukhy has served as Senior Vice President and Chief Technical Officer since September 1994, acting as an independent consultant to the Company from May 1994 until September 1994. In May 1995, the Board of Directors appointed Dr. Eltoukhy Senior Vice President of Research and Development and Chief Technical Officer. From September 1991 until May 1994, Dr. Eltoukhy served as Vice President and Chief Technical Officer of the Predecessor. From June 1983 to September 1991, Dr. Eltoukhy served as Senior Vice President of Research and Development for HMT Technology Corporation and its predecessor, Xidex Corporation. Xidex Corporation acquired Trimedia, a company which Dr. Eltoukhy was a founder and chairman of the board of directors. Dr. Eltoukhy holds a Ph.D. in Material Science from the University of Illinois, an M.S. in Material Science from the American University in Cairo, and an M.S. in Metallurgical Engineering from Cairo University. Dr. Eltoukhy has resigned as an officer of the Company, effective as of April 5, 1997, but continues to serve as a consultant to the Company.

     Stephen M. Abely has served as Vice President, Chief Financial Officer and Assistant Secretary since May 1994. From August 1983 until May 1994, Mr. Abely served in various capacities at Nashua Corporation, an office supply and paper company, most recently as Controller of the Predecessor. Mr. Abely holds a B.S. in Business Administration from Northeastern University.

     Sherman Silverman has served as Vice President, Sales and Marketing since May 1994. From September 1969 until May 1994, Mr. Silverman served in various capacities at the Predecessor, most recently as Vice President, Marketing and Sales. Mr. Silverman holds a B.A. in Economics from Tulane University.

ITEM 2.  PROPERTIES

     The Company leases approximately 100,000 square feet at its Santa Clara, California campus, which serves as the Company's headquarters and also houses manufacturing and research and development facilities. The primary leases for these properties have various expiration dates through June 1997. Each lease has a renewal option with durations of two through six years. The Company purchased an approximately 12,000 square foot facility within its campus in Santa Clara, California, which houses manufacturing operations.

     The Company also leases three facilities in Singapore totaling approximately 166,000 square feet which houses office and manufacturing facilities. The primary leases for these properties have various expirations through 1999 with renewal options through June 2000.

     Management believes that its facilities are adequate for its current needs and that suitable additional space or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

STORMEDIA INCORPORATED V. HYUNDAI ELECTRONICS INDUSTRIES CO., ET AL.

     On July 23, 1996, the Company was informed by Maxtor Corporation that it intended to terminate a November 17, 1995 Volume Purchase Agreement between Maxtor and Hyundai Electronics Industries Co. Ltd., on the one hand, and the Company. Prior to such notification, Maxtor had failed to purchase in the Company's second quarter the disks required to be purchased by it under the Volume Purchase Agreement. As a consequence of Maxtor and Hyundai's breach of the Volume Purchase Agreement, the Company on September 25, 1996 filed suit in the United States District Court for the Northern District of California against Hyundai, alleging breach of the Volume Purchase Agreement and fraud. The Complaint seeks damages in excess of $206 million. Those defendants served in the action have moved to dismiss portions of the Complaint, and the Company has opposed the motion. The Court granted the motion to dismiss, with leave to amend, with respect to the fraud allegations and the complaint against certain of the defendants. The Company has since filed an amended complaint. The Company intends to vigorously prosecute its claim.

MAXTOR CORPORATION V. STORMEDIA, INC., ET AL.

     On December 19, 1996, Maxtor Corporation filed an action in Colorado state court for the County of Boulder against the Company, its subsidiary, StorMedia International Limited, and William J. Almon alleging breach of contract, breach of warranty, fraud and negligent misrepresentation. The action alleges that the Company's products failed to meet certain of Maxtor's requirements under the November 17, 1995 Volume Purchase Agreement. The action seeks compensatory damages of $100 million. The Company has been granted a stay of the action in favor of the above-described federal action against Hyundai. The Company intends to vigorously defend against the action.

WERCZBERGER, ET AL. V. STORMEDIA INCORPORATED

     On September 18, 1996, a purported securities class action complaint, Werczberger, et al. v. StorMedia, Inc., et al., No. CV760825, was filed in the Superior Court of the State of California in the County of Santa Clara. The Complaint alleges that StorMedia and certain of its officers and directors violated California state securities laws by making false and misleading statements of material fact about StorMedia's prospects between November 27, 1995 and August 9, 1996 and, in particular, allegedly false statements regarding volumes of disks to be purchased by Maxtor and Hyundai pursuant to the contract that is the subject of the two above-described actions. The action is purportedly brought on behalf of all persons who purchased StorMedia stock during that period. On January 7, 1997, defendants demurred to the Complaint. On March 6, 1997, the Court heard argument on defendants' demurrer and took the matter under submission. The Complaint seeks an unspecified amount of damages. Defendants intend to defend the case vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON EQUITY

     The Company's Class A Common Stock has been traded on the Nasdaq National Market System under the symbol "STMD" since the Company's initial public offering on May 4, 1995. The following table sets forth for the periods indicated the high and low closing sale prices for the Class A Common Stock.

                                                                          HIGH       LOW
                                                                         ------     ------
    FISCAL 1995
      Second Quarter (from May 4, 1995)................................  $21.00     $10.67
      Third Quarter....................................................   36.00      21.33
      Fourth Quarter...................................................   33.17      22.00

    FISCAL 1996
      First Quarter....................................................   24.33      15.00
      Second Quarter...................................................   29.33      10.06
      Third Quarter....................................................   13.75      10.25
      Fourth Quarter...................................................   18.38      10.88
    FISCAL 1997
      First Quarter (through February 28, 1997)........................  $22.38     $14.06

     On February 28, 1997, the closing price on the Nasdaq National Market for the Company's Class A Common Stock was $14.25 per share. As of February 28, 1997, there were approximately 89 holders of record of the Company's Class A Common Stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Class A Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends by the Company to its stockholders is currently prohibited by the Company's bank revolving line of credit. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             COMPANY
                       -------------------        PRO FORMA           COMPANY                 PREDECESSOR
                                                 PREDECESSOR/       ------------   ----------------------------------
                       YEAR ENDED DECEMBER     COMPANY COMBINED     PERIOD FROM    PERIOD FROM    YEAR ENDED DECEMBER
                               31,           --------------------    MAY 20 TO     JANUARY 1 TO           31,
                       -------------------        YEAR ENDED        DECEMBER 31,     MAY 19,      -------------------
                         1996       1995     DECEMBER 31, 1994(1)       1994           1994         1993       1992
                       --------   --------   --------------------   ------------   ------------   --------   --------
                                                 (UNAUDITED)
STATEMENT OF
  OPERATIONS DATA:
Net sales............  $210,996   $161,455         $ 81,766           $ 55,598       $ 26,128     $ 77,145   $ 56,706
Gross profit.........    36,434     43,628           16,257             11,803          4,091       12,793      1,749
Operating earnings
  (loss).............    10,216     28,924            7,364              6,135            384      (24,657)    (9,022)
Net earnings
  (loss).............     8,458     21,158            3,895              3,393            384      (24,657)    (9,022)
Earnings per share...  $   0.46   $   1.38         $   0.35           $   0.30             --           --         --
Shares used in per
  share
  computation........    18,209     15,338           11,175             11,175             --           --         --

                                                                COMPANY                      PREDECESSOR
                                                   ---------------------------------     -------------------
                                                          AS OF DECEMBER 31,             AS OF DECEMBER 31,
                                                   ---------------------------------     -------------------
                                                     1996         1995        1994        1993        1992
                                                   --------     --------     -------     -------     -------
BALANCE SHEET DATA:
Total assets.....................................  $241,736     $181,597     $46,767     $22,708     $43,027
Long-term debt, less current portion.............    45,024          111      12,806          --          --
Redeemable preferred stock.......................        --           --       4,750          --          --
Put options......................................        --       20,605          --          --          --
Total equity.....................................  $157,560     $132,614     $ 3,599     $18,405     $36,011

---------------
(1) Includes the results of operations for (i) the Predecessor for the period from January 1, 1994 through May 19, 1994 and (ii) the Company for the period May 20, 1994 through December 31, 1994, as if the Acquisition had been consummated on January 1, 1994 and reflects for the period January 1, 1994 through May 19, 1994 an increase in interest expense for debt issued in connection with the Acquisition and upon the initial capitalization of the Company, a decrease in depreciation and charges by Nashua, and related pro forma income tax effect. See Note 14 of Notes to Consolidated Financial Statements. The pro forma statement of operations may not be indicative of future operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward looking statements as a result of the factors set forth under "Factors That May Affect Future Results" and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

     During 1995 and 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"), with sales to Maxtor representing 45% and 25% and sales to Seagate representing 54% and 71% of net sales during these periods, respectively.

     In December 1996, the Company entered into the Micropolis Agreement, a multi-year agreement with Micropolis, a manufacturer of digital audio/video disk drives. Under the terms of the Micropolis Agreement, the Company will setup and operate a 15,000 square foot thin film manufacturing facility within Micropolis'

400,000 square foot disk drive manufacturing plant in Singapore. Micropolis has agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999. The Company believes that the Micropolis Agreement will result in savings for both companies in areas such as packaging, transport and response time.

     In November 1995, the Company entered into a multi-year Supply Agreement with Maxtor (the "Maxtor Supply Agreement") pursuant to which Maxtor agreed to purchase specified volumes over a four-year period. In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes for the second quarter of 1996 as required by the Maxtor Supply Agreement. Maxtor subsequently repudiated the Maxtor Supply Agreement. During the third quarter of 1996, the Company continued to ship products to Maxtor, although in substantially lesser volumes than in the quarter ended June 28, 1996. As a consequence of Maxtor's actions, the Company has reduced its work force in its Santa Clara, California facility and taken other steps to reduce its costs in Singapore and in the United States. In September, the Company filed a lawsuit in the United States District Court for the Northern District of California, San Jose Division, against Hyundai seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor Corporation. As a result of Hyundai's alleged breach, the Company's Tuas facility in Singapore was significantly under-utilized during the second half of 1996. In an effort to replace the void created by the sudden Hyundai repudiation, the Company has accelerated qualification and production of new products with significantly lower yields and gross margins. The Company is seeking additional customers to utilize the manufacturing capacity in which it committed to Maxtor. While Seagate has taken a portion of this capacity, the Company will continue to have excess manufacturing capacity as it seeks to qualify its products in additional new and existing customers' product programs. The qualification of new products is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis. Accordingly, the Company expects Maxtor's failure to purchase committed volumes and its repudiation of the Maxtor Supply Agreement to negatively impact its results of operations through at least the first half of 1997.

     The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1995 and 1996, the Company reported a gross margin of 27% and 17.3%, respectively. The Company's gross margins were lower during the second half of 1996 from levels experienced in 1995 and the first half of 1996 due to the resulting under-utilization of production capacity from previous levels combined with the increase in capacity as the Dedicated Facility became fully operational during the third quarter of 1996 and began accounting for a increased portion of the Company's total net sales. This impact was exacerbated by the low volumes due to the loss of Maxtor as a customer. Additionally, the purchase price of disks manufactured at the Dedicated Facility is calculated based upon a pricing formula which resulted in gross margins that were generally lower than the gross margins experienced by the Company in 1995 and in the first half of 1996. Margins will continue to be negatively impacted to the extent sales from the Dedicated Facility continue to represent a significant portion of the Company's net sales.

     A substantial portion of the Company's shipments in the second half of 1996 were of new products, including high performance MR disks. Generally, new products have higher average selling prices than more mature products but initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. There can be no assurance that the Company's gross margins will not be negatively impacted by the introduction of new products through the first half of 1997.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                                YEAR ENDED
                                      --------------------------------------------------------------
                                                 COMPANY
                                      -----------------------------              PRO FORMA
                                                                        PREDECESSOR/COMPANY COMBINED
                                              DECEMBER 31,              ----------------------------
                                      -----------------------------             DECEMBER 31,
                                          1996             1995                     1994
                                      ------------     ------------     ----------------------------
                                                                                (UNAUDITED)
    Net sales.......................      100.0%           100.0%                   100.0%
    Cost of sales...................       82.7             73.0                     80.1
                                          -----            -----                    -----
      Gross profit..................       17.3             27.0                     19.9
    Research and development........        7.4              5.7                      6.1
    Selling, general and
      administrative................        5.0              3.4                      4.8
                                          -----            -----                    -----
      Total operating expenses......       12.4              9.1                     10.9
                                          -----            -----                    -----
      Operating earnings............        4.9             17.9                      9.0
    Interest, net...................        0.2              0.1                     (1.3)
                                          -----            -----                    -----
      Earning before income tax
         expense....................        5.1             18.0                      7.7
    Income tax expense..............        1.0              4.9                      2.9
                                          -----            -----                    -----
      Net earnings..................        4.1%            13.1%                     4.8%
                                          =====            =====                    =====

     1996 COMPARED TO 1995

     Net Sales. Net sales increased 30.7% to $211.0 million in 1996 from $161.5 million in 1995. The increase in net sales was primarily due to an increase in unit volume and secondarily due to a slight increase in average selling prices. The principal factors contributing to the increase in unit volumes were as a result of the additional capacity of the Company's operations in Singapore. The Company completed its Dedicated Facility in Singapore to manufacture disks for Seagate in the third quarter of 1996. The increase in average selling prices was principally attributed to the introduction of new products.

     Net sales for the year ended December 31, 1996 were negatively impacted by the failure of Maxtor and Hyundai to purchase the volumes committed under the Maxtor Supply Agreement. Overall unit shipments to Maxtor decreased for the year ended December 31, 1996 as compared to the year ended December 31, 1995. In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes required by the Maxtor Supply Agreement. Maxtor subsequently repudiated the Maxtor Supply Agreement. However, in the third quarter of 1996 the Company continued to ship products to Maxtor (although in lesser volumes and at lower average selling prices than in the second quarter of 1996 and the comparable prior year quarter). In September 1996, the Company filed a lawsuit in the United States District Court of Northern California, San Jose Division, against Hyundai seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor Corporation. See "Item 3. Legal Proceedings" and "-- Factors That May Affect Future Results -- Dependence on a Limited Number of Customers."

     Gross Profit. The Company's gross profit decreased 16.5% to $36.4 million in 1996 from $43.6 million in 1995, decreasing as a percentage of net sales to 17.3% in 1996 from 27.0% in 1995. The principal factors contributing to the decrease in gross profit for the year ended December 31, 1996 compared to the year ended December 31, 1995 were decreased unit volumes as a result of the failure of Maxtor to purchase the volumes committed to under the Maxtor Supply Agreement and the resulting under-utilization of production capacity. In addition, the introduction of new products with lower manufacturing yields contributed to lower gross margins. As a result of Maxtor's failure to purchase committed volumes, the Company's Tuas facility in Singapore was significantly underutilized during the second half of 1996. While the Company has taken steps to reduce its costs and expenses, including establishing its own substrate facility, its operations have a high level of fixed costs and expenses. Operating below capacity has had a significant impact on gross margins. The

Company expects gross margins in 1997 will remain at levels below those experienced in 1995 and the first half of 1996. Additionally, the purchase price of disks manufactured in the Dedicated Facility is calculated based upon a pricing formula which results in gross margins that are generally lower than the Company's gross margins experienced in 1995 and in the first half of 1996. In an effort to replace the volume created by Hyundai's repudiation, the Company accelerated qualification and production of new products during the second half of 1996 with significantly lower yields and lower gross margins. The Company expects that a substantial portion of its shipments in 1997 will be of new products. New products often initially have lower manufacturing yields, initially are produced in lower quantities than more mature products and, as a result, initially have lower gross margins. Manufacturing yields and gross margins generally improve as the product matures and production volumes increase.

     Research and Development. Research and development expenses increased 68.9% to $15.7 million in 1996 from $9.3 million in 1995, increasing as a percentage of net sales to 7.4% in 1996 from 5.7% in 1995. The principal factors contributing to the increase in research and development expense were increased staffing and spending on development work related to volume manufacturing of MR disks, alternative substrates, new magnetic alloys and new texturing and sputtering techniques. The Company expects that research and development expenditures on an absolute dollar basis will increase in future periods.

     Selling, General & Administration Expenses. Selling, general & administrative expenses increased 94.3% to $10.6 million in 1996 from $5.4 million in 1995, increasing as a percentage of net sales to 5.0% in 1996 from 3.4% in 1995. Included in selling, general and administrative expense for the year ended December 31, 1996 was a one-time charge of $2.7 million, principally related to the write-off of loans due from a supplier of plated and polished substrates to the Company. In addition to the one-time charge, the increase in selling, general & administrative expense is due primarily to increased staffing due primarily to the expanded operations in Singapore and higher professional fees.

     Interest, Net. Interest, net for 1996 was $0.4 million income compared to $0.1 million income in 1995. The increase was primarily attributable to higher net cash levels during 1996 as compared to 1995.

     Income Tax Expense. The Company's effective tax rate (which includes federal and state income tax expense) decreased to 20.5% in 1996 from 27% in 1995 primarily due to increased earnings in Singapore. The Company has been granted as a tax holiday in Singapore which expires in 2001 with a possible extension to 2004. The benefit of the Company's income tax holiday in Singapore is the primary factor contributing to the lower tax rate. The Company expects its effective tax rate to fluctuate in subsequent quarters as earnings in Singapore vary as a percentage of consolidated earnings.

     1995 COMPARED TO PRO FORMA 1994

     The following discussion of 1994 is on a pro forma basis, combining the operating results of the Predecessor during the period from January 1, 1994 through May 19,1994 with the operating results of the Company for the period from May 20, 1994 through December 31, 1994 as if the Acquisition had occurred on January 1, 1994, comparing those results with those of the Company for the year ended December 31, 1995. See Note 14 to Notes to Consolidated Financial Statements.

     Net Sales. Net sales increased 97.5% to $161.5 million in 1995 from $81.8 million in 1994. The increase in net sales was primarily due to a 76.2% increase in unit volume. The principal factors contributing to the increase in unit volumes were the additional capacity provided by the initial manufacturing facility in Singapore and improved utilization of production capacity. Average selling prices increased slightly in 1995 from 1994. The increase in average selling prices was principally attributed to the introduction of new products. As demand for personal computers increased during 1994, demand for hard disk drives and disks also increased. During the last half of 1994, the Company's U.S. facility operated at substantially full capacity. In response to this increased demand, the Company established a manufacturing facility in Singapore in late 1994, which became fully operational in late 1995. In June 1995, the Company entered into the Seagate Supply Agreement under which the Company agreed to establish the Dedicated Facility for Seagate by mid-1996. Seagate is committed to purchase disks manufactured at the new facility at a formula price through March 31, 1999. The Dedicated Facility became fully operational in the third quarter of 1996. See "-- Factors

That May Affect Future Results -- Uncertainties Associated with Supply Agreement with Seagate," "-- Dependence on a Limited Number of Customers," and "Consolidation Within the Disk Drive Industry."

     Gross Profit. The Company's gross profit increased 168.4% to $43.6 million in 1995 from $16.3 million in 1994, increasing as a percentage of net sales to 27.0% in 1995 from 19.9% in 1994. The principal factors contributing to the increase in gross profit were increased unit volumes as a result of the additional capacity of the Company's operations in Singapore and improved utilization of production capacity. The start-up expenses of the initial Singapore manufacturing facility and of the Dedicated Facility have been expensed as incurred.

     Research and Development. Research and development expenses increased 85.0% to $9.3 million in 1995 from $5.0 million in 1994, declining as a percentage of net sales to 5.7% in 1995 from 6.1% in 1994. The increase in research and development expense, on an absolute dollar basis, primarily is due to increased staffing and spending on development work related to alternative substrates, new magnetic alloys and sputtering techniques. The decrease, as a percentage of net sales, was due primarily to the higher net sales level.

     Selling, General & Administrative Expenses. Selling, general & administrative expenses increased 40.0% to $5.4 million in 1995 from $3.9 million in 1994, declining as a percentage of net sales to 3.4% in 1995 from 4.8% in 1994. The increase in selling, general & administrative expense, on an absolute dollar basis, is due primarily to increased staffing due to the expanded operations in Singapore and higher professional fees. The decrease, as a percentage of net sales, primarily was due to the higher net sales level.

     Interest, Net. Interest, net for 1995 was $0.1 million income compared to $1.1 million expense in 1994. The change was primarily attributable to decreased borrowings and increased investments in cash and cash equivalents and short-term investments.

     Income Tax Expense. The Company's effective tax rate (which includes federal and state income tax expense) decreased to 27% in 1995 from 38% in 1994 primarily due to increased earnings in Singapore. The Company has been granted a seven year tax holiday in Singapore, which expires in 1999, with the possibility of a three year extension. The benefit of the Company's income tax holiday in Singapore is the primary factor contributing to the lower tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments of $47.7 million as of December 31, 1996 decreased $8.1 million from December 31, 1995 primarily due to acquisition of plant and equipment and repurchase of Class A Common Stock, offset by the issuance of long-term debt.

     During the year ended December 31, 1996, the Company generated $26.9 million from operating activities. Sources included $8.5 million of net earnings, $18.8 million of depreciation and amortization, $6.5 million increase in accounts payable and accrued liabilities, offset by a $5.0 million increase in inventories. The increase in accounts payable and accrued liabilities is attributed to the timing of payment to its suppliers and increased deposits placed for the continuation and completion of facilities expansion in Singapore. The increase in inventories is primarily due to increased production levels at the Dedicated Facility and the commencement of production at the substrate facility.

     The Company used $83.7 million in investing activities for the year ended December 31, 1996. Investing activities consisted primarily of investments of $78.1 million for capital expenditures for facilities expansion for its Singapore operations, including its substrate facility and the Dedicated Facility, and net purchase of short-term investments of $5.6 million. Capital expenditures are expected to approximate $35 million during 1997, primarily for the completion of the substrate facility, the Micropolis Facility and maintenance capital in Singapore and Santa Clara. The Company had $5.5 million of noncancellable purchase commitments for plant and equipment outstanding at December 31, 1996.

     In October 1995, the Company's Board of Directors authorized a share repurchase program. Pursuant to this program, the Company sold put options for $1.9 million in private placements during October 1995. The put options granted the holder the right to require the Company to repurchase up to 750,000 shares of its Class

A Common Stock at an aggregate price of $20.6 million, of which the Company repurchased 262,500 shares at an aggregate cost of $7.2 million. The Company closed the remaining 487,500 put options by cash settlement at an aggregate cost of $2.0 million in January and April 1996.

     The Company's principal sources of liquidity at December 31, 1996 consisted of $47.7 million in cash and cash equivalents, short-term investments and a $25.0 million revolving credit facility with a bank group led by CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce, and Banque Nationale de Paris (the "Banks"). The Banks also funded a $50.0 million term loan facility in August 1996 which has a three year term and replaced the credit facility agreement with Bank of America (the "Term Loan Facility"). The Company fully repaid the Bank of America credit facility of $10.0 million plus accrued interest upon funding by the Banks. The Term Loan Facility is secured by the Company's assets located in Singapore and guaranteed by the parent. From time to time, the Company has been granted waivers of certain financial covenants by the Banks. There can be no assurance that the Banks will continue to provide such waivers. An unwaived default under its Bank facilities would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes that the existing cash balances, cash flow from operations and funds available under its revolving credit facility with the Banks will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months. If the Company decides to expand its facilities further or sooner than presently contemplated or requires capital for other purposes, it may require additional debt or equity financing. There can be no assurance that such available funds will be available to the Company or, if available, will be available on favorable terms. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, working capital and research and development expenditures which could adversely affect the Company's future years' operations and competitive position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     StorMedia operates in a rapidly changing environment that involves a number of risks, some of which are beyond StorMedia's control. The following discussion highlights some of these risks.

     Dependence on a Limited Number of Customers. During 1995 and 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"), with sales to Maxtor representing 45% and 25% of net sales during these periods, respectively. Aggregate shipments to Seagate and Maxtor in 1994, 1995 and 1996 represented 91%, 99% and 96%, respectively, of net sales. As discussed above, Maxtor has repudiated the Maxtor Supply Agreement. The Company is seeking additional customers to utilize the manufacturing capacity in which it has been manufacturing products for Maxtor. While Seagate has taken a portion of this capacity, the Company has had excess manufacturing capacity as it seeks to qualify its products in new and existing customers' product programs. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. Accordingly, the Company expects Maxtor's failure to purchase committed volumes and its repudiation of the Maxtor Supply Agreement to negatively impact its results of operations at least for the first half of 1997.

     Given the relatively small number of independent high performance disk drive manufacturers, the Company's dependence on a few customers will continue in the future. The Company's existing and several of its potential customers are expanding their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company, could sell thin film disks in competition with the Company or might not sustain or increase their level of orders. The significant reduction in purchases by Maxtor and its repudiation of the Maxtor Supply Agreement has and will materially adversely affect the Company's operating results at least for the first half of 1997. The loss of Seagate as a customer or of any significant future customer, the inability to design into new customers' products, or a significant reduction in the level of orders for any reason would materially adversely affect the Company's business, operating results and financial condition. Additionally, due to the lengthy product qualification process, any change in customers or product mix could have a material adverse effect on the Company's business, results of operations and financial condition during any such transition. Consequently, the loss of Seagate or one or more of the Company's potential customers through consolidations, adverse financial or market circumstances or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

     Specifically, Seagate currently produces a portion of its own thin film disk requirements internally and historically has produced a majority of its requirements. Seagate's expressed corporate strategy is to significantly increase its internal capacity to manufacture disks through construction of a disk manufacturing facility in Singapore, which was completed as of September 1996. In February 1996, Seagate also completed its merger with Conner Peripherals, Inc. ("Conner") and acquired Conner's internal disk production capacity, which supplied substantially all of Conner's disk requirements. In addition, prior to the merger, Conner had stated its intention to double its internal disk capacity through a newly established facility in Singapore and this facility began producing disks in 1996. Seagate's increased internal disk manufacturing capacity as described above may reduce Seagate's disk needs from external suppliers. If Seagate were to reduce the level of orders from the Company as a result of the expansion of its internal disk production, an acquisition of, or the establishment of a strategic relationship with, another disk supplier or otherwise, or if Seagate were to begin selling disks in competition with the Company, the Company's business, results of operations and financial condition would be materially adversely affected.

     Consolidation Within the Disk Drive Industry. Consolidation within the disk drive industry has reduced the number of potential customers to whom the Company could market its products. In addition to the Seagate acquisition of Conner, Quantum Corporation ("Quantum") closed all of its manufacturing operations in the United States and overseas and transferred all manufacturing production to Matsushita Kotobuki Electronics of Japan ("MKE"), its long-term contract manufacturing partner. While Quantum was a customer of the Company in 1994, MKE has never been a significant customer of the Company. Additionally, during 1996, Maxtor was acquired by Hyundai, which is building a manufacturing facility to manufacture disks for Maxtor disk drives. Given the relatively small number of independent hard disk drive manufacturers who require an independent source of thin film disks, as well as the consolidations and changes which have occurred and are continuing to occur in the industry, there can be no assurance that the Company's efforts to diversify its customer base will be successful. If they are not successful, the Company will continue to be dependent on a relatively limited number of customers, the loss of, or the reduction in orders by, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Uncertainties Associated with Supply Agreement with Seagate. In June 1995, the Company entered into a Supply Agreement with Seagate (the "Seagate Supply Agreement,") pursuant to which the Company has established the Dedicated Facility in Singapore to manufacture disks for Seagate. The Company has expended significant financial and management resources to construct and begin operations at such facility. While Seagate will be required to purchase the disks manufactured at the Dedicated Facility through March 31, 1999, each of the products manufactured at the Dedicated Facility must be qualified by Seagate before products can be delivered to Seagate. Additionally, there is no requirement that Seagate's purchases from the Dedicated Facility must be in addition to purchases from the Company's other facilities. During the second half of 1996, in addition to purchasing output from the Dedicated Facility, Seagate purchased significant volume of products manufactured from the Company's other facilities. If levels of purchases from Seagate were to drop, it is likely that Seagate will shift its purchases to the Dedicated Facility because of the favorable pricing provisions of the Seagate Supply Agreement. To the extent that Seagate has shifted the manufacture of its current level of purchase orders to the Dedicated Facility from the Company's other facilities, particularly as it increases its own internal disk manufacturing capacity, the Seagate Supply Agreement and Dedicated Facility has not resulted in increased sales to Seagate and absent additional orders from other customers, has resulted in significant excess capacity for the Company with resulting adverse impacts on the Company's results of operations. See "-- Variability in Gross Margins and Operating Results."

     Variability in Gross Margins and Operating Results. The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufactur-ing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1995 and 1996, the Company reported a gross margin of 27.0% and 17.3%, respectively. The Company's gross margins declined from the levels experienced in 1995 and in the first half of 1996 primarily due to Maxtor's repudiation of the Maxtor Supply Agreement and the under-utilization of production capacity. While the Company has taken steps to reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Operating below capacity has had a significant impact on gross margins. Additionally, the purchase price of disks manufactured at the Dedicated Facility is calculated based upon a pricing formula which results in gross margins that are generally lower than the gross margins experienced by the Company in 1995 and in the first half of 1996. Accordingly, as the output from the Dedicated Facility has accounted for an increasing portion of the Company's total revenues, the Company's overall gross margins have declined. Margins will continue to be negatively impacted to the extent sales from the Dedicated Facility continue to represent a significant portion of the Company's net sales.

     Generally, new products which have been designed into its customers' products have higher average selling prices than more mature products. Therefore, the Company's ability to introduce such new products in a timely fashion is an important factor in its ability to maintain gross and operating margins. Moreover, manufacturing yields and production capacity utilization impact the Company's gross margins. New products often initially have lower manufacturing yields, are produced in lower quantities than more mature products and generally have lower gross margins. The Company expects that a substantial portion of its shipments in the first half of 1997 will be of new products and will negatively impact the Company's overall yield for this time period. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the thin film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in manufacturing yields and productivity generally have a significant impact on gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and low capacity utilization which, in turn, adversely affects gross margins and operating results. Despite the Seagate Supply Agreement, a significant portion of the Company's business is also characterized by short term orders and shipment schedules which typically can be modified or rescheduled without significant penalty to the customer. Therefore, the Company typically plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. These factors have caused and will continue to cause fluctuations in the Company's gross margins and results of operations. See "-- Dependence on a Limited Number of Customers."

     Uncertainties Associated with Agreement with Micropolis. In December 1996, the Company entered into a multi-year agreement with Micropolis, a manufacturer of digital audio/video disk drives. Under the terms of the Micropolis Agreement, the Company will setup and operate a 15,000 square foot thin film manufacturing facility (the "Micropolis Facility") within Micropolis' 400,000 square foot disk drive manufacturing plant in Singapore. Micropolis has agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999. The Company believes that the Micropolis Agreement will result in savings for both companies in areas such as packaging, transport and response time. While the Company has set up two other manufacturing facilities in Singapore, this will be the first time in the industry and for the Company to build a manufacturing facility in a customer's manufacturing plant and each product must still be qualified by Micropolis. The Company expects that the Micropolis Facility will begin furnishing Micropolis with a portion of its thin film requirements in the third quarter of 1997. While construction on the Micropolis Facility to date has been on schedule, there can be no assurance that the Company will be able to complete the Micropolis Facility on a timely basis. Additionally, the Company currently has manufacturing capacity located in Singapore that is under-utilized. To the extent that the Company continues to build additional facilities, the under-utilized capacity for the Company will not be reduced by the additional volume requirements. Continued under-utilized capacity will adversely impact the Company's gross profits and results of operations.

     Dependence on Intensely Competitive Hard Disk Drive Industry; Risk of Excess Industry Capacity. The demand for the Company's thin film disks depends solely upon the demand for hard disk drives. This market is characterized by short product life cycles and rapid technological change and has experienced large fluctuations in product demand. The disk drive industry also has been characterized by periods of oversupply, reductions in customer forecasts, price erosion and reduced production levels. The effect of these cycles on suppliers, including thin film disk manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of contraction. The effect of these cycles may be magnified by increased disk production capacity. Over the past twelve months, the Company's principal customers and many of its competitors and potential customers engaged in substantial efforts to increase disk manufacturing capacity in light of the previously existing imbalance between current levels of demand for disks and existing industry capacity. These efforts are resulting in significant additional capacity in the industry. To the extent industry capacity exceeds demand, the Company will continue to experience increased levels of competition which could materially adversely impact the Company's business, results of operations, and financial condition. In addition, in the event of an oversupply of disks, customers who have developed an internal supply of disks are likely to utilize their internal capacity prior to purchasing disks from independent suppliers such as the Company.

     Rapid Technological Change. The thin film disk industry is characterized by rapid technological change, short product life cycles, and price erosion. Product lives are typically six to twelve months in duration. Although the Company is continually developing new products and production techniques, there can be no assurance that the Company will be able to anticipate technological advances and develop products incorporating such advances in a timely manner, with acceptable yields or to compete effectively against competitors' new products. In addition, there can be no assurance that the Company's new products can be produced in full volume at reasonable yields or that the Company will develop new products or processes which ultimately are adopted by the industry. The Company's operating results and financial condition could be materially adversely affected if these efforts are not successful or if the technologies that the Company has chosen not to develop prove to be competitive alternatives. See "-- Variability in Gross Margins and Operating Results."

     Rapid Changes in Customer and Product Mix. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the first quarter of 1996, Seagate and Maxtor represented approximately 59% and 38% of the Company's unit shipments, respectively, while in the fourth quarter of 1996 shipments to Seagate and Maxtor represented approximately 99% and 0%, respectively. In addition, the Company's unit sales of 2 1/2 inch disks were 26% in the fourth quarter of 1996 compared to 3% for the comparable quarter of 1995. At any one time the Company typically supplies disks in volume for only five to ten disk drive products, with the mix of such products shifting continually. Disk drive manufacturers demand a variety of thin film disks with differing design, performance and cost characteristics. Thin film disk suppliers, such as the Company, are required to work closely with such manufacturers in order to develop products that will be used in the manufacturers' designs. Thin film disk suppliers seek to have their products "designed in" to a particular disk drive and to be qualified as a primary supplier for new programs. The design-in process is ongoing, lengthy and frequent and the Company must compete for participation in each product program including those of existing customers. As discussed above, Maxtor has repudiated the Maxtor Supply Agreement. The Company is seeking additional customers to utilize the manufacturing capacity in which it has been manufacturing products for Maxtor. While Seagate has taken a portion of this capacity, the Company has had excess manufacturing capacity as it seeks to qualify its products in new and existing customers' product programs. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. In the event the Company's products do not become designed into or qualified in a particular disk drive program on a timely basis, the Company could be excluded as a supplier of disks for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales and lower gross margins. Consistent inability to become designed into a disk drive program would have a material adverse effect on the Company's business and results of operations.

     Intense Competition. The disk drive industry and thin film disk industry are both characterized by intense competition. The Company's primary competitors are Akashic Memories Corporation, Fuji Electric Company Ltd., HMT Technology Corporation, Hoya Corporation, Komag Incorporated, Mitsubishi Kasei Corporation , and Showa Denko K.K. among independent disk manufacturers. Most of these companies have significantly greater financial, technical and marketing resources than the Company. IBM and several disk drive manufacturers, including Seagate and Western Digital Corporation, currently produce thin film disks internally for their own use. Seagate's expressed corporate strategy is to be vertically integrated for a majority of its disk drive components and to pursue sales to third parties of its disk drive components. Hyundai is building a manufacturing facility for use in Maxtor disk drives supplementing Maxtor's current supplier base. These companies could increase their internal production to supply their requirements and cease purchasing from independent disk suppliers. Moreover, these companies could make their products available for distribution in the market as direct competitors of the Company. Additionally, other disk drive manufacturers, such as Quantum, may decide to produce disks for internal use. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition could materially adversely affect the Company's business and results of operations. See "-- Dependence on a Limited Number of Customers" and "-- Consolidation Within the Disk Drive Industry."

     Dependence on Suppliers. The Company relies on a limited number of suppliers and, in some cases, a sole supplier, for certain materials used in its manufacturing processes, including glass/ceramic substrates, plating chemicals, tapes, slurries, certifier heads, sputter targets and certain other materials. In addition, the Company relies on a single source for most of its equipment. In the past, the Company has had to provide financial assistance to equipment vendors in order to maintain sources for such equipment. Shortages may occur in the future or supplies could be available only with lead times of approximately three to six months. Changing suppliers for certain materials such as the lube or buffing tape used in the Company's products would require that the product be requalified with each customer. Requalification could prevent early design-in wins or could prevent or delay continued participation in disk drive programs into which the Company's products have been qualified. In addition, long lead times of three to six months are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to respond quickly to changes in demand. Any limitations on the supply of components, materials or equipment could disrupt or limit the Company's production volume and could have a material adverse effect on the Company's business, results of operations and financial condition. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

     Risks Associated With New Substrate Facility. The Company has begun operations at its substrate manufacturing facility in Singapore and expects it to be fully operational in early 1997. This facility continues to require the expenditure of significant management resources. In addition to the usual risks of establishing a new manufacturing facility, such as the completion of the buildings, installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are unique risks associated with this facility. First, the Company is vertically expanding its business to include the process of grinding aluminum blanks which occurs prior to the nickel plating process. While the Company believes it has the expertise to establish this process, it has incurred delays and lower yields than expected during its start-up phase. Second, the facility is being established in Singapore and will be the first facility of this type in Singapore. There can be no assurance that the Company will not continue to experience delays and other start-up difficulties or that once the facility is fully operational that it will produce high quality and low cost aluminum substrates. Manufacturing and other problems which occur in connection with the commencement and expansion of operations at this facility could materially adversely affect the Company's results of operations and financial condition.

     Future Capital Needs. The disk industry is capital intensive and the Company expects to require significant additional financial resources over the next several years for capital expenditures, working capital and research and development. The Company spent approximately $78.1 million on capital expenditures during 1996 for expansion of its facilities including investments in the Dedicated Facility, the new Singapore substrate facility and other capital expenditures. Capital expenditures are expected to approximate $35 million during 1997, primarily for the completion of the substrate facility, the Micropolis Facility and maintenance capital in Singapore and Santa Clara, California. The Company believes it will be able to fund these expenditures from a combination of existing debt financing, cash balances and cash from operations. If these funds are insufficient to finance the Company's requirements, the Company would be required to seek additional debt or equity financing. There can be no assurance that such financing will be available to the Company or, if available, will be available on favorable terms.

     Dependence on Personnel. The Company's future operating results depend in significant part upon the continued contributions of its officers and personnel, many of whom would be difficult to replace. At present the Company does not have employment agreements with any employee. The Company maintains a $4.0 million key person life insurance policy (with $3.0 million of proceeds payable to the Company) on the life of its Chairman of the Board and Chief Executive Officer, William J. Almon, but not on the lives of other key persons. The loss of any of its officers or other key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the production of thin film disks requires employees skilled in highly technical and precise production processes with expertise specific to thin film disk production. The Company's future operating results depend in part upon its ability to attract, train, retain and motivate other qualified management, technical, manufacturing, sales and support personnel for its operations both in California and in Singapore. Competition for such personnel is intense, especially since many of the Company's competitors are located near the Company's facilities in Santa Clara, California. There can be no assurance that the Company will be successful in attracting or retaining such personnel. Hiring qualified personnel in Singapore is made more difficult because Singapore has substantially full employment at the present time and because the Company was the first manufacturer of thin film disks and is the first manufacturer of substrates with operations in Singapore. The loss of the services of existing personnel as well as the failure to recruit, train and retain additional personnel in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition

     Intellectual Property and Proprietary Rights. The Company regards elements of its manufacturing process, product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and, increasingly, patent protection. The Company has had four U.S. patents issued to it, has an additional application allowed and has seventeen additional patent applications (three of which are provisional applications) pending in the United States. The Company intends to file additional U.S. applications as appropriate for patents covering its products and manufacturing processes. There can be no assurance that patents will be issued with respect to any of the Company's allowed patent applications, that patents will be issued or be allowed with respect to any of the Company's other pending applications, or that claims allowed on any existing or future patents will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents now or hereafter held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that, because of the rapid pace of technological change in the disk and disk drive industries, the legal protections for its products are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

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

There can be no assurance, however, that IBM will not pursue its claim. Additionally, Virgle L. Hedgcoth has allegedly patented certain disk preparation techniques (the "Hedgcoth Patents") and has asserted that the Company is infringing such patents. Mr. Hedgcoth has since asserted patent infringement claims against certain disk drive manufacturers, including one customer of the Company who has demanded that the Company defend and indemnify it in the patent litigation. The Company believes that the Hedgcoth Patents are not valid because of prior commercial activities by other companies utilizing the technology covered. However, should Mr. Hedgcoth prevail in such litigation and elect to pursue the Company, the Company would be forced to either litigate any infringement claims, execute a license, if available, or design around the patents, which the Company believes is possible, and may be required to indemnify its customers. The failure to obtain a key patent license or a license to key proprietary intellectual property from a third party could cause the Company to incur substantial liabilities and possibly to suspend the manufacture of the products utilizing the patented or proprietary invention either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Risks of International Sales and Manufacturing. In 1995 and 1996, international sales (sales delivered to customers in the Far East and Ireland, including foreign subsidiaries of domestic companies) accounted for over 95% of the Company's net sales, and the Company anticipates that international sales will continue to represent the substantial majority of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international sales, including compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, exposure to taxes in multiple jurisdictions and transportation delays and interruptions. Although presently all of the Company's sales are made in U.S. dollars, including sales from its Singapore facility, a portion of the Company's expenses must be paid in Singapore dollars. Future international sales may be denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Additionally, the Company's international business may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies and difficulties in obtaining export licenses. Moreover, the Company's efforts to expand its manufacturing operations are concentrated in Singapore. This expansion requires the Company to implement and monitor new systems, procedures and controls and to attract, train, motivate and manage qualified employees effectively. These risks are exacerbated by the distance of the Singapore facilities from the Company's California headquarters, the fact that the Company was the first thin film disk manufacturer and is the first substrate manufacturer with a facility in Singapore and the fact that Singapore has substantially full employment. These risks will increase as production increases at the Singapore facilities. Due to the anticipated expansion of the Company's manufacturing operations in Singapore, the impact of the foregoing factors on the Company's business, results of operations and financial condition could be material and adverse.

     Volatility of Stock Price. The trading price of the Company's Class A Common Stock has been volatile since the Company's initial public offering in May 1995 and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, revised earnings estimates, volume purchase agreements, announcements of new facilities, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the computer industry, comments or recommendations issued by analysts who follow the Company, its competitors or the disk drive industry and general economic and market conditions. In addition, it is possible that from time to time the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Class A Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Class A Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1996             1995
                                                                     ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents........................................    $ 23,788         $ 37,407
  Short-term investments...........................................      23,923           18,421
  Accounts receivable, less allowances of $1,177 at December 31,
     1996 and $1,555 at December 31, 1995..........................      31,047           30,114
  Inventories......................................................      14,848            9,811
  Prepaid expenses.................................................       6,794            4,551
  Deferred income taxes............................................       2,819            2,015
                                                                       --------         --------
          Total current assets.....................................     103,219          102,319
Plant and equipment, net...........................................     137,162           77,856
Deferred income taxes..............................................          17              576
Deposits and other assets..........................................       1,338              846
                                                                       --------         --------
                                                                       $241,736         $181,597
                                                                       ========         ========
LIABILITIES, PUT OPTIONS AND EQUITY
Current liabilities:
  Trade accounts payable...........................................    $ 25,234         $ 18,997
  Current portion of long-term debt................................       5,014               47
  Accrued salaries and benefits....................................       4,151            4,607
  Income taxes payable.............................................       2,556            3,407
  Other accrued expenses...........................................       1,952            1,209
                                                                       --------         --------
          Total current liabilities................................      38,907           28,267
Deferred income taxes..............................................         245               --
Long-term debt, less current portion...............................      45,024              111
Put options........................................................          --           20,605
Commitments and contingencies
Equity:
  Preferred Stock, $.01 par value; 1,000 shares authorized; none
     issued or outstanding.........................................          --               --
  Class A Common Stock, $.013 par value; 50,000 shares authorized;
     13,199 and 11,482 shares issued and outstanding at December
     31, 1996 and 1995, respectively...............................         175              153
  Convertible Class B Common Stock; $.013 par value; 5,000 shares authorized; 4,362 and 5,738 shares issued and outstanding at
     December 31, 1996 and 1995, respectively......................          58               77
  Additional paid-in capital.......................................     124,694          108,116
  Deferred compensation............................................          (8)             (10)
  Net unrealized gain..............................................          --               95
  Retained earnings................................................      32,641           24,183
                                                                       --------         --------
          Total equity.............................................     157,560          132,614
                                                                       --------         --------
                                                                       $241,736         $181,597
                                                                       ========         ========

          See accompanying notes to consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                              COMPANY
                                        -------------------                   COMPANY        PREDECESSOR
                                                                            ------------     ------------
                                            YEAR ENDED         PRO FORMA    PERIOD FROM      PERIOD FROM
                                           DECEMBER 31,       PREDECESSOR/   MAY 20 TO       JANUARY 1 TO
                                        -------------------     COMPANY     DECEMBER 31,       MAY 19,
                                          1996       1995      COMBINED         1994             1994
                                        --------   --------   -----------   ------------     ------------
                                                                 1994
                                                              -----------
                                                              (UNAUDITED)
Net sales.............................  $210,996   $161,455     $  81,766     $   55,598       $   26,168
Cost of sales.........................   174,562    117,827        65,509         43,795           22,077
                                        --------   --------       -------        -------          -------
  Gross profit........................    36,434     43,628        16,257         11,803            4,091
Operating expenses:
  Research and development............    15,657      9,269         5,010          3,116            2,124
  Selling, general and
     administrative...................    10,561      5,435         3,883          2,552            1,583
                                        --------   --------       -------        -------          -------
     Total operating expenses.........    26,218     14,704         8,893          5,668            3,707
     Operating earnings...............    10,216     28,924         7,364          6,135              384
  Interest income (expense) net.......       429         76        (1,083)          (663)              --
                                        --------   --------       -------        -------          -------
  Earnings before income tax
     expense..........................    10,645     29,000         6,281          5,472              384
Income tax expense....................     2,187      7,842         2,386          2,079               --
                                        --------   --------       -------        -------          -------
  Net earnings........................  $  8,458   $ 21,158     $   3,895     $    3,393       $      384
                                        ========   ========       =======        =======          =======
Earnings per share:
  Primary.............................  $   0.47   $   1.38     $    0.35     $     0.30
                                        ========   ========       =======        =======
  Fully diluted.......................  $   0.46   $   1.38     $    0.35     $     0.30
                                        ========   ========       =======        =======
Number of shares used in per share
  computation:
  Primary.............................    18,176     15,314        11,175         11,175
                                        ========   ========       =======        =======
  Fully diluted.......................    18,209     15,338        11,175         11,175
                                        ========   ========       =======        =======

          See accompanying notes to consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY
                                 (IN THOUSANDS)

                                   COMMON STOCK     ADDITIONAL                                   NET
                                  ---------------    PAID-IN       DEFERRED     DIVISIONAL   UNREALIZED    RETAINED    TOTAL
                                  SHARES   AMOUNT    CAPITAL     COMPENSATION     EQUITY     GAIN (LOSS)   EARNINGS    EQUITY
                                  ------   ------   ----------   ------------   ----------   -----------   --------   --------
PREDECESSOR PERIOD
  Balances at December 31,
     1993.......................      --      --            --         --        $ 18,405          --            --   $ 18,405
  Net advances from Nashua......      --      --            --         --           3,280          --            --      3,280
  Net earnings..................      --      --            --         --             384          --            --        384
                                  ------    ----      --------       ----         -------        ----       -------   --------
  Balances at May 19, 1994......      --    $ --     $      --       $ --        $ 22,069       $  --      $     --   $ 22,069
                                  ======    ====      ========       ====         =======        ====       =======   ========
SUCCESSOR PERIOD
  Net proceeds from sale of
     Class A Common Stock for
     $115 and $281,
     respectively...............  $2,138    $ 28     $     368       $ --        $     --       $  --      $     --   $    396
  Preferred Stock dividends (.03
     per share).................      --      --            --         --              --          --          (190)      (190)
  Net earnings..................      --      --            --         --              --          --         3,393      3,393
                                  ------    ----      --------       ----         -------        ----       -------   --------
BALANCES AT DECEMBER 31, 1994...   2,138      28           368         --              --          --         3,203      3,599
  Proceeds from exercise of
     common stock options.......     908      12           275         --              --          --            --        287
  Proceeds from sale of Class A
     Common Stock...............   7,087      95       118,051         --              --          --            --    118,146
  Conversion of Redeemable
     Preferred Stock to Common
     Stock......................   7,087      95         4,655         --              --          --            --      4,750
  Proceeds from sale of put
     options....................      --      --         1,918         --              --          --            --      1,918
  Reclassification of put option
     obligation.................      --      --       (20,605)        --              --          --            --    (20,605)
  Deferred compensation.........      --      --            86        (10)             --          --            --         76
  Tax benefit arising from early
     dispositions of stock
     issued upon exercise of
     stock options..............      --      --         3,368         --              --          --            --      3,368
  Preferred Stock dividends
     ($.01 per share)...........      --      --            --         --              --          --          (178)      (178)
  Net unrealized gain...........      --      --            --         --              --          95            --         95
  Net earnings..................      --      --            --         --              --          --        21,158     21,158
                                  ------    ----      --------       ----         -------        ----       -------   --------
BALANCES AT DECEMBER 31, 1995...  17,220    $230     $ 108,116       $(10)       $     --       $  95      $ 24,183   $132,614
                                  ======    ====      ========       ====         =======        ====       =======   ========
  Proceeds from exercise of
     common stock options.......     422       5           732         --              --          --            --        737
  Proceeds from sale of Class A
     Common Stock...............     182       2         1,739         --              --          --            --      1,741
  Proceeds from settlement of
     put options................      --      --        (1,994)        --              --          --            --     (1,994)
  Reclassification of put option
     obligations................      --      --        20,605         --              --          --            --     20,605
  Repurchase of Class A Common
     Stock......................    (263)     (4)       (7,212)        --              --          --            --     (7,216)
  Deferred compensation.........      --      --            --          2              --          --            --          2
  Tax benefit arising from early
     dispositions of stock
     issued upon exercise of
     stock options..............      --      --         2,708         --              --          --            --      2,708
  Net unrealized gain (loss)....      --      --            --         --              --         (95)           --        (95)
  Net earnings..................      --      --            --         --              --          --         8,458      8,458
                                  ------    ----      --------       ----         -------        ----       -------   --------
BALANCES AT DECEMBER 31, 1996...  17,561    $233     $ 124,694       $ (8)       $     --       $  --      $ 32,641   $157,560
                                  ======    ====      ========       ====         =======        ====       =======   ========

          See accompanying notes to consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    COMPANY                       PREDECESSOR
                                                                   ------------------------------------------     ------------
                                                                                                 PERIOD FROM      PERIOD FROM
                                                                    YEAR ENDED     YEAR ENDED     MAY 20 TO       JANUARY 1 TO
                                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       MAY 19,
                                                                       1996           1995           1994             1994
                                                                   ------------   ------------   ------------     ------------
OPERATING ACTIVITIES
  Net earnings...................................................    $  8,458       $ 21,158       $  3,393         $    384
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
  Depreciation and amortization..................................      18,806          4,355            357              467
  Deferred income taxes..........................................          --           (612)        (1,979)              --
  Changes in operating assets and liabilities:
    Accounts receivable..........................................        (933)       (14,405)       (10,352)          (3,650)
    Inventories..................................................      (5,037)        (4,195)          (979)            (766)
    Prepaid expenses.............................................      (2,243)        (1,690)        (1,387)             481
    Other assets.................................................        (492)          (575)          (213)              (9)
    Trade accounts payable.......................................       6,237          8,413          7,053              575
    Accrued liabilities..........................................         287          3,084          1,224            1,210
    Income taxes payable.........................................       1,857          4,706          2,069               --
                                                                     --------       --------       --------          -------
        Net cash provided by (used in) operating activities......      26,940         20,239           (814)          (1,308)
                                                                     --------       --------       --------          -------
INVESTING ACTIVITIES
  Acquisition of plant and equipment.............................     (78,110)       (60,321)       (14,113)          (1,972)
  Interest capitalized on plant and equipment....................          --           (197)          (364)              --
  Purchase of short-term investments.............................     (47,220)       (71,326)            --               --
  Proceeds from short-term investments...........................      41,623         53,000             --               --
  Other..........................................................          --             --           (447)              --
                                                                     --------       --------       --------          -------
        Net cash used in investing activities....................     (83,707)       (78,844)       (14,924)          (1,972)
                                                                     --------       --------       --------          -------
FINANCING ACTIVITIES
  Increase in short-term borrowings..............................      10,000          7,739          7,283               --
  Payment of short-term borrowings...............................     (10,000)       (16,522)            --               --
  Issuance of long-term obligations..............................      50,000             79         11,708               --
  Payment of debt obligations....................................        (120)       (17,812)        (5,854)              --
  Proceeds from sale of Common Stock, net of issuance costs......       2,478        118,433            396               --
  Proceeds from sale of Preferred Stock, net of issuance costs...          --             --          4,750               --
  (Settlement) proceeds from sale of put options.................      (1,994)         1,918             --               --
  Repurchase of Class A Common Stock.............................      (7,216)            --             --               --
  Preferred Stock dividends paid.................................          --           (178)          (190)              --
  Net advances from Nashua.......................................          --             --             --            3,280
                                                                     --------       --------       --------          -------
        Net cash provided by financing activities................      43,148         93,657         18,093            3,280
                                                                     --------       --------       --------          -------
  Increase (decrease) in cash and cash equivalents...............     (13,619)        35,052          2,355               --
  Cash and cash equivalents at beginning of period...............      37,407          2,355             --               --
                                                                     --------       --------       --------          -------
  Cash and cash equivalents at end of period.....................    $ 23,788       $ 37,407       $  2,355         $     --
                                                                     ========       ========       ========          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest.........................................    $  1,271       $  1,827       $    727               --
                                                                     ========       ========       ========
  Cash paid for income taxes.....................................    $    332       $  3,748       $  1,988               --
                                                                     ========       ========       ========
  Noncash financing and investing activities:
  Obligations to Nashua incurred for purchase of thin film
    division.....................................................          --             --       $  6,950               --
                                                                                                   ========
    Equipment acquired under capital lease obligations...........          --       $  2,141       $  2,946
                                                                                    ========       ========
    Equipment acquired under short-term borrowings...............          --       $  1,500             --               --
                                                                                    ========
    Conversion of Preferred Stock to Common Stock................          --       $  4,750             --               --
                                                                                    ========
    Tax benefit arising from early dispositions of stock issued
      upon exercise of stock options.............................    $  2,708       $  3,368             --               --
                                                                     ========       ========
    Net unrealized gain (loss) on investments....................    $    (95)      $     95             --               --
                                                                     ========       ========
    Reclassification of put option obligation....................    $ 20,605       $ 20,605             --               --
                                                                     ========       ========

          See accompanying notes to consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- BASIS OF PRESENTATION

     On May 4, 1994, StorMedia Incorporated (the "Company") was incorporated to acquire the thin film division (the "Predecessor") of Nashua Corporation ("Nashua"). The Company develops, manufactures and sells sputtered thin film disks to independent hard disk drive manufacturers. On May 20, 1994, the Company purchased substantially all of the assets (excluding certain accounts receivable) and assumed certain liabilities (the "Acquisition") of the Predecessor. The Company's operations prior to May 20, 1994 were immaterial.

     At the time of the Acquisition, the Company delivered Subordinated Promissory Notes for $4,950 (See Note 6) to Nashua, assumed $5,486 of current liabilities, and agreed to pay Nashua a contingent amount ("Earn Out Payment") based upon the 1994 combined operating profits of the Predecessor and Company. In addition, Nashua retained $10,000 of selected accounts receivable which were guaranteed by the Company and which receivables have since been fully paid by the obligors. The Earn Out Payment of $2,000 plus accrued interest was paid to Nashua in 1995.

     The Acquisition was accounted for as a purchase, and, accordingly, the purchase price was allocated based upon fair values of assets acquired and liabilities assumed as of May 20, 1994. The replacement cost of the acquired plant and equipment was reduced by the excess of the fair value of the net assets acquired over the purchase price.

     A summary of the assets acquired and liabilities incurred by the Company is as follows:

        Assets acquired:
          Accounts receivable..............................................  $15,357
          Inventories......................................................    4,637
          Prepaid expenses and other current assets........................    1,532
          Plant and equipment..............................................      910
                                                                             -------
                                                                              22,436
          Less receivables retained by Nashua..............................   10,000
                                                                             -------
                                                                             $12,436
                                                                             =======
        Liabilities incurred:
          Notes payable to Nashua at acquisition...........................  $ 4,950
          Earn out payment.................................................    2,000
                                                                             -------
                                                                               6,950
          Accounts payable.................................................    3,531
          Accrued liabilities..............................................    1,955
                                                                             -------
                                                                             $12,436
                                                                             =======

     The accompanying financial statements include the accounts of the Predecessor for the period from January 1, 1994 through May 19, 1994. The accompanying consolidated financial statements for the years ended December 31, 1996 and 1995 and for the period from May 20, 1994 through December 31, 1994 include the accounts of the Company and its wholly owned subsidiaries, StorMedia International Ltd., Strates Pte Ltd. and StorMedia Foreign Sales Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

     The 1994 unaudited pro forma combined results of operations include the operations of the Predecessor from the beginning of the period through May 19, 1994 and the results of the Company for the remainder of

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
the period, adjusted on a pro forma basis for changes in interest expense, depreciation and corporate charges. See Note 14.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and cash equivalents: The Company considers all highly liquid debt instruments with maturities of less than three months at date of purchase to be cash equivalents for purposes of the statements of cash flows. Cash equivalents are stated at cost which approximates market.

     Short-term investments: As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)." Under SFAS 115, the Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1996, all short-term investments are designated as "available-for-sale." Interest on the investments are included in interest income. The adoption of SFAS No. 115 did not have a material impact on the Company's consolidated financial statements. The contractural maturity of the Company's short-term investments is less than one year.

     Concentration of credit risk: A majority of the Company's trade receivables are derived principally from export sales to the Far East operations of large U.S. companies within the disk drive industry. The Company performs ongoing credit evaluations of its customers' financial condition. See Note 13.

     Inventories: Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out method. Provisions to reduce the cost of obsolete, slow moving and non-usable inventory to net realizable value are charged to operations.

     Prepaid expenses: The Company includes in prepaid expenses the cost of consumable spare parts and the recoverable amount of sputtering materials which are used in production. Spare parts and sputtering materials are charged to manufacturing costs when used over the Company's normal operating cycle, which is less than twelve months.

     Plant and equipment: Plant and equipment is carried at cost of acquisition which includes capitalized interest on construction in progress. Depreciation is computed on a straight-line basis generally over three to five years, representing the shorter of the estimated useful lives of the equipment or the lease term in the case of assets under capital leases. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets, or the term of the leased property, computed on a straight-line basis.

     Revenue recognition: The Company records sales when shipped and provides an allowance for estimated costs associated with returns of nonconforming product.

     Foreign currency accounting: The functional currency of the Singapore branch of StorMedia International Ltd. is the U.S. dollar. Exchange gains and losses which result from the remeasurement of foreign currency financial statements into U.S. dollars are included in results of operations. Net translation gains/losses were immaterial through December 31, 1996.

     Foreign exchange gains and losses: During 1995, the Company entered into foreign forward exchange contracts for firm commitments on equipment and construction-in-progress to hedge foreign exchange risk. Any gains or losses on these instruments are recognized in accordance with SFAS No. 52, "Foreign Currency Translations." The Company does not enter into derivative financial instruments for trading purposes. As of December 31, 1996, there were no foreign forward exchange contracts outstanding.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

     Income taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities.

     The Predecessor was a division of Nashua, and its taxable income or loss was included in the tax return of Nashua. SFAS No. 109 was applied to determine the income tax expense or benefit to be recorded in the accompanying financial statements by the Predecessor as though it were a separate taxpayer.

     Impairment of assets: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The new standard requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 in fiscal 1996, which did not have a material impact on the financial statements.

     Fair value of financial instruments: In December 1991, the Financial Accounting Standards Boards released Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107), which was adopted by the Company in fiscal 1996. The standard requires companies to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The fair value of the Company's financial instruments approximates cost.

     Accounting for stock-based compensation: In October 1995, the Financial Accounting Standards Boards released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which became effective for the Company's in fiscal 1996. The new standard allows companies to continue to follow APB Opinion 25 "Accounting for Stock Issued to Employees" (APBO 25), but requires additional disclosures. The Company plans to account for its stock option plans in accordance with APBO 25 while providing additional disclosures required by SFAS 123. See Note 10.

     Earnings per share: Earnings per share is calculated by dividing net earnings by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding including, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, dilutive common equivalent shares from stock options granted at an exercise price less than the IPO price (using the treasury stock method) and common shares from the conversion of the Series A Preferred Stock and Series B Preferred Stock as if they were outstanding throughout the periods presented prior to the IPO (using the if-converted method).

     Use of estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

NOTE 3 -- BALANCE SHEET COMPONENTS

     Short-term investments: The amortized cost and estimated fair value of securities available-for-sale as of December 31, 1996, are as follows:

                                                                      GROSS          ESTIMATED
                                                                  AMORTIZED COST     FAIR VALUE
                                                                  --------------     ----------
    Corporate bonds.............................................     $ 15,025         $ 15,025
    U.S. government obligations.................................       10,801           10,801
    Commercial paper............................................        3,212            3,212
    Certificates of deposits....................................        1,677            1,677
    Money market instruments....................................        8,924            8,924
    Municipal bonds.............................................        4,517            4,517
                                                                      -------          -------
              Total.............................................     $ 44,156         $ 44,156
                                                                      =======          =======
    Included in cash and cash equivalents.......................................      $ 20,233
    Included in short-term investments..........................................        23,923
                                                                                       -------
              Total.............................................................      $ 44,156
                                                                                       =======

     The amortized cost and estimated fair value of securities available for sale as of December 31, 1995, are as follows:

                                             GROSS             GROSS             GROSS        ESTIMATED
                                         AMORTIZED COST   UNREALIZED GAIN   UNREALIZED LOSS   FAIR VALUE
                                         --------------   ---------------   ---------------   ----------
    Corporate bonds....................     $  5,113           $  --              $17          $  5,096
    U.S. government obligations........        4,964              --               --             4,964
    Commercial paper...................       21,643              96               --            21,739
    Money market instruments...........          341              --               --               341
    Municipal bonds....................        7,232              --               --             7,232
    Auction rate preferred.............       16,440              16               --            16,456
                                             -------            ----             ----           -------
              Total....................     $ 55,733           $ 112              $17          $ 55,828
                                             =======            ====             ====           =======
    Included in cash and cash equivalents..................................................    $ 37,407
    Included in short-term investments.....................................................      18,421
                                                                                                -------
              Total........................................................................    $ 55,828
                                                                                                =======

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1996           1995
                                                                   ------------   ------------
    Inventories:
      Raw materials..............................................    $  6,586       $  4,167
      Work-in process............................................       5,638          4,368
      Finished goods.............................................       2,624          1,276
                                                                     --------        -------
              Total inventories..................................    $ 14,848       $  9,811
                                                                     ========        =======
    Plant and equipment:
      Land.......................................................    $    220       $     --
      Building and leasehold improvements........................      32,009          8,379
      Machinery and equipment....................................      95,982         37,381
      Construction-in-progress...................................      32,161         36,695
                                                                     --------        -------
                                                                     $160,372       $ 82,455
      Less allowance for depreciation and amortization...........     (23,210)        (4,599)
                                                                     --------        -------
         Plant and equipment, net................................    $137,162       $ 77,856
                                                                     ========        =======

NOTE 4 -- RELATED PARTY TRANSACTIONS

     Nashua provided certain services to the Predecessor up through May 19, 1994, including executive management, treasury, tax, financial audit, insurance administration, legal, 401(k) plan administration and general research services. Nashua generally charged the Predecessor for these services based upon the relationship of its sales to total Nashua sales. There were also direct charges for specific expenses paid by Nashua for the Predecessor including insurance coverage and specific research and engineering projects. Management believes the allocation method of the service charges to be reasonable. Management believes the charges incurred for selling, general and administrative expenses and research and development expenses would not have been incurred by the Company on a stand-alone basis, and would have decreased the net loss of the Predecessor by $482 for the period from January 1 to May 19, 1994.

     The following charges by Nashua were included in the accompanying statements of operations of the Predecessor:

                                                                          PERIOD FROM
                                                                       JANUARY 1, 1994 TO
                                                                          MAY 19, 1994
                                                                       ------------------
        Selling, general and administrative..........................         $252
        Research and development.....................................          230
        Restructuring................................................           --

     The Predecessor purchased substantially all of its substrate requirements from Nashua Precision Technologies (NPT), a division of Nashua. In addition, in connection with the acquisition, the Company entered into a supply agreement with Nashua for the purchase of 75% of the Company's substrate requirements for a period of two years beginning May 20, 1994. The supply agreement is conditioned upon Nashua meeting competitive quality and price criteria. Purchases from NPT were:

        Period from January 1 to May 19, 1996........................       $  7,189
        Year ended December 31, 1995.................................         12,634
        Period from May 20 to December 31, 1994......................          6,089
        Period from January 1 to May 19, 1994........................          4,769

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

     The Company purchased equipment from a company controlled by the brother-in-law of the President and Chief Operating Officer. Such purchases amounted to approximately $5.2 million and $1.8 million during 1996 and 1995, respectively. All transactions were conducted on an arms-length basis.

NOTE 5 -- SHORT-TERM BORROWINGS

     Line of Credit

     In August 1996, the Company entered into a credit agreement (the "CIBC Agreement") with a bank group led by CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce, and Banque Nationale de Paris (the "Banks"). Under the CIBC Agreement, the Company may borrow up to $25,000 (the "CIBC Credit Facility") on a revolving basis through August 31, 1999. Borrowings under the CIBC Credit Facility carry interest at LIBOR plus 1.75%. The CIBC Credit Facility provides for a commitment fee of .375% per annum on the unused portion. As of December 31, 1996, the Company had no borrowings under the CIBC Credit Facility. The CIBC Credit Facility requires the continued compliance of various financial covenants. At December 31, 1996, the Company was in full compliance with all financial covenants and conditions.

     The CIBC Credit Facility replaces the revolving credit facility agreement, as amended, (the "BOA Agreement") with Bank of America National Trust and Savings Association. Under the BOA Agreement, the Company was permitted to borrow up to $10,000 (the "BOA Credit Facility") on a revolving basis through August 30, 1996. The Company fully repaid the BOA Credit Facility plus accrued interest upon funding by the Banks. The weighted average interest rate for the year ended December 31, 1996 for the BOA Credit Facility was 8.25%.

     Under the Company's Loan and Security Agreement dated May 20, 1994, as amended (the Senior Loan Agreement") with CoastFed Business Credit Corporation ("Coast"), which the Company terminated and repaid in August 1995, the Company was permitted to borrow up to $15,000 on a revolving basis secured by substantially all of the assets of StorMedia Incorporated. The weighted average effective interest rate for the year ended December 31, 1995 and for the period from May 20, 1994 to December 31, 1994 was 14.7% and 13.7%, respectively.

     On January 27, 1995, the Company amended its Senior Loan Agreement with Coast extending the expiration date to August 31, 1995 and entered into a $4,000 term loan agreement within the total $15,000 commitment. The term loan accrued interest at a rate of prime plus 2% and was payable monthly in arrears.

NOTE 6 -- LONG-TERM DEBT

     Long-term debt at December 31, 1996 and December 31, 1995 consisted of the following:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1996             1995
                                                                 ------------     ------------
    CIBC term loan.............................................    $ 50,000           $ --
    12 3/8% Subordinated note due May 20, 1999.................          --             --
    Subordinated promissory notes due May 20, 1997.............          --             --
    Capital lease obligations..................................          38            158
    Earn out payment...........................................          --             --
                                                                    -------           ----
         Total long-term borrowings............................      50,038            158
         Less current portion..................................       5,014             47
                                                                    -------           ----
              Total long-term portion..........................    $ 45,024           $111
                                                                    =======           ====

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

     Under the CIBC Agreement, the Banks funded the Company a $50,000 term loan (the "Term Loan Facility") in August 1996. The Term Loan Facility has a three-year term with 7 quarterly principal payments of $5,000 plus accrued interest beginning in the fourth quarter of 1997, with a $15,000 balloon payment due in August 1999. The Term Loan Facility accrued interest upon funding at LIBOR plus 1.75% per annum, payable quarterly. The weighted average interest rate during the period from funding to December 31, 1996 was 7.50%. The Term Loan Facility requires the continued compliance of various financial covenants. At December 31, 1996, the Company was in full compliance with all financial covenants and conditions.

     In July 1994 the Company sold a $5,854, 12-3/8% Subordinated Note to its majority stockholder. This note accrued interest at 12 3/8% per annum, payable quarterly, with the principal payable in two equal installments on May 20, 1998 and 1999. Payment of principal and accrued interest on this note accelerated and became payable upon the occurrence of the IPO. This 12 3/8% Subordinated Note, plus accrued interest, was repaid in full on the closing of the Company's IPO.

     On May 20, 1994, in connection with the acquisition of the Predecessor, the Company delivered two Subordinated Promissory Notes totaling $4,950 to Nashua. The notes accrued interest at an annual rate of prime plus 2% which was payable quarterly. Principal was payable quarterly on the occurrence of certain events. These Subordinated Promissory Notes, plus accrued interest, were repaid in full on the closing of the Company's IPO.

     On November 4, 1994, the Subsidiary entered into three financing agreements with Sembawang, all of which were fully repaid in 1995. Under the capital lease the Company had available up to $5,000 in financing representing 67% of the cost of the equipment being leased. Fixed lease payments were to be made quarterly over a five year period beginning at the end of the calendar quarter following equipment installation and acceptance by the Company. In addition, variable interest payments were to be made quarterly over the same five year period computed at the rate of SIBOR plus 2.625% based on the amount outstanding.

     As part of the purchase of the Predecessor, the Company agreed to pay an Earn Out Payment (See Note 1), to Nashua which had been determined to be $2,000. The Earn Out Payment accrued interest annually beginning on March 15, 1995 at a rate of prime plus 2%. Principal payments were scheduled to be made in two equal installments on June 30, 1995 and 1996 plus accrued interest. The Earn-Out Payment was paid in two installments of principal plus accrued interest on June 30, 1995 and August 1, 1995.

     Maturities of long-term debt are as follows:

                                                                  DECEMBER 31,
                                                                      1996
                                                                  ------------
                1997............................................    $  5,014
                1998............................................      20,017
                1999............................................      25,007

NOTE 7 -- COMMITMENTS

     Operating Leases

     The Company leases all its facilities under noncancelable operating leases which expire at various dates during the next six years. Rental expense for the year ended December 31, 1996 and 1995, the period from May 20, 1994 through December 31, 1994, and the period from January 1, 1994 through May 19, 1994 were

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

$2,030, $1,286, $544 and $227, respectively. Future minimum payments under noncancelable operating leases as of December 31, 1996 are:

                                                                  DECEMBER 31,
                                                                      1996
                                                                  ------------
                1997............................................     $2,294
                1998............................................      1,997
                1999............................................      1,326
                2000............................................      1,172
                2001............................................        692
                Thereafter......................................        115

     Capital Expenditures

     At December 31, 1996, the Company had noncancelable purchase commitments for manufacturing equipment totaling $5,478.

NOTE 8 -- 401(k) PLAN

     During 1994, the Company established a 401(k) employee salary deferral plan (the "Plan") that allows voluntary contributions by all full-time U.S. employees upon employment. Under the Plan, eligible employees may contribute from 1% to 15% of their pretax earnings, up to the Internal Revenue Service's annual contribution limit. The Company matches employee contributions at 50% of the first 6% contributed with an annual maximum employer match of twenty-five hundred dollars. The Company's contributions to the Plan for the years ended December 31, 1996 and 1995 were $549 and $442, respectively and are paid semi-annually.

NOTE 9 -- EQUITY

     Common Stock

     The Class B Common Stock is convertible into shares of Class A Common Stock on a one-for-one basis at the discretion of the holder based upon the occurrence of certain conversion events.

     On May 4, 1995, the Company sold 4,313 shares of its Class A Common Stock in connection with its IPO. The net proceeds of this offering were $41.9 million after deducting underwriting discounts and commissions and expenses of the offering.

     On July 26, 1995, the Company sold 2,775 shares of its Class A Common Stock in connection with its secondary offering. The net proceeds of this offering were $76.2 million after deducting underwriting discounts and commissions and expenses of the offering.

     As part of the initial funding of the Company in May 1994, the Company sold 1,890 shares of Series A Preferred Stock and 7,560 shares of Series B Preferred Stock concurrent with the sale of 618 shares of Class A Common Stock and 1,520 shares of Class B Common Stock in addition to $5,854 subordinated debt.

     In April 1996, the Board of Directors approved a three-for-two split of its Class A and Class B Common Stock. The stock split was effected as a stock dividend. This effect has been shown retroactively throughout the Company's financial statements.

     Redeemable Preferred Stock

     Both Series A Preferred Stock and Series B Preferred Stock had a liquidation preference of approximately $.75 per share plus accumulated and unpaid dividends and redeemable at the option of the holders at

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
the liquidation preference amount upon a change in ownership or upon an affirmative vote of the preferred stockholders after May 20, 1999. Both Series A Preferred Stock and Series B Preferred Stock accumulated dividends daily at an annual rate of 8% of the liquidation preference amount payable quarterly in August, November, February and May.

     The Series A Preferred Stock was convertible into shares of Class A Common Stock at the discretion of the holder any time after the date of issuance at a conversion ratio of 1.0 to 0.75, subject to adjustments for certain dilutive transactions. The Series B Preferred Stock was convertible into shares of Class B Common Stock at the discretion of the holder any time after the date of issuance at a conversion ratio of 1.0 to 0.75, subject to adjustments for certain dilutive transactions. Series B Preferred Stock was also convertible into Series A Preferred Stock at the option of the holder in the event of the acquisition of the Company by another entity, the sale of all or substantially all of the Company's assets or by the written consent or agreement of the holders of two-thirds of the then outstanding shares of Series B Preferred Stock. Shares of Series A Preferred Stock and Series B Preferred Stock automatically converted into shares of Class A Common Stock and Class B Common Stock, respectively, at the then effective conversion ratios upon the closing of the IPO.

     Rights Plan

     In August 1996, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Right") on each outstanding share of the Company's Common Stock. Each right will entitle stockholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $75.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock. The dividend distribution was made on August 16, 1996, payable to stockholders of record on August 16, 1996. The Rights will expire on August 15, 2006.

     Put Options

     In October 1995, the Company's Board of Directors authorized a share repurchase program. Pursuant to this program, the Company sold put options for $1.9 million in private placements during October 1995. The put options granted the holder the right to require the Company to repurchase up to 750 shares of its Class A Common Stock at an aggregate price of $20.6 million, of which the Company repurchased 263 shares at an aggregate cost of $7.2 million. The Company closed the remaining 487 put options by cash settlement at the Company's option at an aggregate cost of $2.0 million in January and April 1996.

NOTE 10 -- STOCK-BASED COMPENSATION PLANS

     At December 31, 1996, the Company has two stock option plans for its employees: the 1994 Incentive Stock Option Plan ("ISO Plan") and the 1994 Non-Qualified Stock Option Plan ("NSO Plan") and one stock option plan for non-employee directors, the 1995 Director Option Plan (the "Director Plan"). Each plan is described below. The Company applies APB Opinion 25 (APBO 25) and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     1996         1995
                                                                    ------       -------
        Net income............................... As reported       $8,458       $21,158
                                                                    ======       =======
                                                  Pro forma         $6,602       $20,599
                                                                    ======       =======
        Primary earnings per share............... As reported       $ 0.47       $  1.38
                                                                    ======       =======
                                                  Pro forma         $ 0.36       $  1.35
                                                                    ======       =======
        Fully diluted earnings per share......... As reported       $ 0.46       $  1.38
                                                                    ======       =======
                                                  Pro forma         $ 0.36       $  1.35
                                                                    ======       =======

     1994 Stock Option Plans

     The Company has adopted two stock option plans: the 1994 Incentive Stock Option Plan ("ISO Plan") and the 1994 Non-Qualified Stock Option Plan ("NSO Plan"). A total of 4,650 shares of Class A Common Stock have been reserved for issuance under the Plans as of December 31, 1996. Eligible individuals under the Plans may be granted options to purchase the Company's Class A Common Stock at an exercise price per share of at least 100% of fair market value at date of grant for an incentive stock option and at least 85% of fair market value for a non-qualified stock option. Options under the ISO Plan may be granted to employees and consultants of the Company and generally vest monthly over a four year period from the date of grant. Options under the NSO Plan may be granted to employees, directors, contractors or other individuals affiliated with the Company and generally vest seven years from the date of grant with vesting accelerated upon the achievement of certain financial objectives. Options under both plans have a maximum term of ten years.

     1995 Director Option Plan

     The Company's 1995 Director Option Plan (the "Director Plan") was adopted by the Company's Board of Directors in February 1995 and was approved by the stockholders in March 1995. The Director Plan provides for the granting of nonqualified stock options to nonemployee directors of the Company who are not employed directly or indirectly by the Company or by a stockholder of the Company ("Outside Director"). A total of 75 shares of Class A Common Stock have been reserved for issuance under the Director Plan. Under the Director Plan each Outside Director is automatically granted a non-qualified option to purchase 12 shares of Class A Common Stock on the last to occur of the date of adoption of the plan or the date upon which such person first becomes a director ("Initial Option") with an exercise price equal to the fair market value of the Company's Class A Common Stock as of the date of grant. Thereafter, each Outside Director is automatically granted an option to purchase 3 shares of Class A Common Stock on April 1 of each year, except in the year the Director Plan was adopted ("Subsequent Option"), provided he or she has served as a director for at least six months as of such date.

     Options granted under the Director Plan generally have a term of ten years and are evidenced by an option agreement between the Company and the director to whom the option is granted. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Class A Common Stock on the date of grant. Initial Options granted under the Director Plan generally vest cumulatively as to 12/48ths of the shares on the first anniversary date of the date of grant and as to 1/48th of the shares subject to the option each month thereafter. Subsequent Options generally vest entirely on the fourth anniversary of the date of grant. In the event of a merger of the Company with or into another corporation or an acquisition of assets involving the Company, or a change of control, each option shall become fully vested and exercisable, including shares which would not otherwise be exercisable, immediately prior to the closing. Unless

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
terminated sooner, the Director Plan will terminate in 2005. The Board has certain authority to amend or terminate the Director Plan.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0.0 percent for all years; expected volatility of 50 percent for all years; risk-free interest rates of 6.2 percent for all years; and expected lives of 4.1 years for all years.

     The effects of these pro forma disclosures are not likely to be representative of the pro forma effects on future periods because options vest over several years and additional awards are made.

     The following summarizes the transactions under the 1994 and 1995 Plans as of December 31, 1996 and 1995, and changes during the years ended on those dates:

                                                         1996                          1995
                                              ---------------------------   ---------------------------
                                                         WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                              SHARES      EXERCISE PRICE    SHARES      EXERCISE PRICE
                                              ------     ----------------   ------     ----------------
Options at beginning of year................   2,167          $ 5.06         1,965          $ 0.19
Options granted.............................   1,553           14.02         1,169            9.49
Options terminated..........................  (1,025)          17.91           (59)           3.26
Options exercised...........................    (422)           1.75          (908)           0.32
                                              -------         ------        ------          ------
Options at end of year......................   2,273          $ 6.01         2,167          $ 5.06
                                              =======                       ======
Options exercisable at end of year..........     807                           658
                                              =======                       ======
Weighted-average fair value of options
  granted during the year...................                  $ 4.72                        $ 3.89
                                                              ======                        ======

     The Company repriced certain options to fair market value in September 1996 for substantially all employees, excluding executive officers.

     The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

                                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         -----------------------------------------------------   ------------------------------------
                             NUMBER           WEIGHTED            WEIGHTED            NUMBER             WEIGHTED
   RANGE OF EXERCISE     OUTSTANDING AS   AVERAGE REMAINING   AVERAGE EXERCISE   EXERCISABLE AS OF   AVERAGE EXERCISE
        PRICES            OF 12/31/96     CONTRACTUAL LIFE         PRICE             12/31/96             PRICE
-----------------------  --------------   -----------------   ----------------   -----------------   ----------------
$ 0.19 - $ 0.19........         738              7.45              $ 0.19               499               $ 0.19
$ 0.89 - $ 0.89........           1              8.04                0.89                 1                 0.89
$ 1.78 - $ 1.78........         294              8.08                1.78                66                 1.78
$ 2.67 - $ 2.67........         210              8.12                2.67                46                 2.67
$ 8.00 - $ 8.00........          24              8.30                8.00                 7                 8.00
$10.69 - $10.69........         603              9.01               10.69               183                10.69
$11.75 - $11.75........          72              9.53               11.75                 5                11.75
$12.75 - $12.75........          68              9.91               12.75                --                   --
$15.50 - $15.50........         260              9.99               15.50                --                   --
$16.17 - $16.17........           3              9.25               16.17                --                   --
                              -----              ----              ------               ---               ------
$ 0.19 - $16.17........       2,273              8.45              $ 6.01               807               $ 2.98
                              =====                                                     ===

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

     1995 Employee Stock Purchase Plan

     In April 1995, the Board of Directors and the stockholders of the Company approved the 1995 Employee Stock Purchase Plan (the "Purchase Plan") which became effective on May 4, 1995. The purpose of the Purchase Plan is to provide employees who are employed by the Company on the first day of a given offering period an opportunity to purchase Class A Common Stock of the Company through accumulated payroll deductions. The Purchase Plan was amended in March 1996 and subsequently approved by the stockholders at the 1996 annual meeting. A total of 413 shares of Class A Common Stock have been reserved for issuance under the Purchase Plan. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, was initially implemented with an offering period which commenced simultaneously with the initial public offering and ended approximately 12 months later on May 10, 1996. As amended, the Purchase Plan provides for overlapping 24-month offering periods which commence on the first trading day on or after May 15 and November 15 of each year. Each offering period consists of four purchase periods of approximately six months in length and four exercise dates which occur on the last day of each purchase period. The first purchase period commences on the enrollment date and ends approximately 6 months later. The purchase price for the shares is an amount equal to 85% of the fair market value of a share of Class A Common Stock (as defined in the Purchase
Plan) on either the enrollment date or the exercise date, whichever is lower.

     As of December 31, 1996, 182 shares had been issued under the Purchase Plan and 231 shares remained available for future issuance.

     Under SFAS 123, compensation cost is recognized for the fair value of the employees purchase rights under the Purchase Plan, which was estimated using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995: dividend yield of 0.0 percent for all years; an expected life of one year for all years; expected volatility of 50 percent for all years; and risk-free interest rates of 6.2 percent for all years. The valuation of those rights granted in 1996 and 1995 were $3.88 and $3.70, respectively.

NOTE 11 -- INCOME TAXES

     Income tax expense for the year ended December 31, 1996 includes the following:

                                                               CURRENT     DEFERRED     TOTAL
                                                               -------     --------     ------
    Federal..................................................  $ 1,972      $   --      $1,972
    State....................................................      188          --         188
    Foreign..................................................       27          --          27
                                                                ------      ------      ------
              Total..........................................  $ 2,187      $   --      $2,187
                                                                ======      ======      ======

     Income tax expense (benefit) for the year ended December 31, 1995 includes the following:

                                                               CURRENT     DEFERRED     TOTAL
                                                               -------     --------     ------
    Federal..................................................  $ 3,077      $ (475)     $2,602
    State....................................................    1,773        (137)      1,636
    Foreign..................................................      236          --         236
    Charge in lieu of taxes for early dispositions of stock
      issued upon exercise of stock options..................    3,368          --       3,368
                                                                ------       -----      ------
              Total..........................................  $ 8,454      $ (612)     $7,842
                                                                ======       =====      ======

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

     Income tax expense (benefit) for the period from May 20, 1994 through December 31, 1994 includes the following:

                                                              CURRENT     DEFERRED     TOTAL
                                                              -------     --------     ------
    Federal.................................................  $ 3,382     $ (1,773)    $1,609
    State...................................................      676         (206)       470
                                                               ------      -------     ------
              Total.........................................  $ 4,058     $ (1,979)    $2,079
                                                               ======      =======     ======

     Income taxes reconcile to the amount computed by applying the federal statutory rate to income before income taxes as follows:

                                                                             PERIOD FROM MAY 20,
                                                                                1994 THROUGH
                                                           1996     1995      DECEMBER 31, 1994
                                                           ----     ----     -------------------
    Tax computed at federal statutory rate...............   35%      35%              34%
    State income taxes (net of federal benefit)..........    1        4                6
    Foreign sales corporation............................   --       (2)              (7)
    Foreign subsidiary income............................  (15)     (10)               6
    Other, net...........................................   --       --               (1)
                                                                                      --
                                                           ---      ---
              Total long-term portion....................   21%      27%              38%
                                                           ===      ===               ==

     Significant components of deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1996             1995
                                                                 ------------     ------------
    Deferred tax asset:
      Property and equipment...................................     $   --           $  551
      Accrual and reserve accounts.............................      2,819            1,689
      State taxes..............................................         --              321
      Inventory costs..........................................         --                5
      Other....................................................         17               25
                                                                    ------           ------
    Total gross deferred tax assets............................      2,836            2,591
    Deferred tax liabilities:
      Property and equipment...................................       (245)              --
                                                                    ------           ------
    Total gross deferred tax liabilities.......................       (245)              --
                                                                    ------           ------
    Net deferred tax assets....................................     $2,591           $2,591
                                                                    ======           ======

     Management believes it is more likely than not that a full benefit will be obtained for the deferred tax assets.

     The Company recognized an income tax benefit from the exercise or early disposition of certain stock options. This benefit resulted in a decrease in income taxes payable and an increase in additional paid in capital.

     The Company has been granted a seven year tax holiday in Singapore with the possibility of a three year extension. Accumulated earnings of foreign subsidiaries for which no U.S. tax has been provided are approximately $14,000. Additional taxes of approximately $5,000 would be required if such earnings were repatriated to the United States.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

     Income Tax Benefit

     The Company recognized an income tax benefit from the exercise or early disposition of certain stock options. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

     Income tax expense (benefit) for all Predecessor periods has been computed as if the Predecessor was a separate taxpayer. No income tax expense was provided in the financial statements of the Predecessor for the period from January 1, 1994 through May 19, 1994 because deferred tax assets relating to net operating loss carryovers and other tax benefits which had previously been reserved by valuation allowances were available to offset any otherwise payable current income taxes or deferred income tax liabilities.

NOTE 12 -- LITIGATION

     On July 23, 1996, the Company was informed by Maxtor Corporation that it intended to terminate a November 17, 1995 Volume Purchase Agreement between Maxtor and Hyundai Electronics Industries Co. Ltd., on the one hand, and the Company. Prior to such notification, Maxtor had failed to purchase in the Company's second quarter the disks required to be purchased by it under the Volume Purchase Agreement. As a consequence of Maxtor and Hyundai's breach of the Volume Purchase Agreement, the Company on September 25, 1996 filed suit in the United States District Court for the Northern District of California against Hyundai, alleging breach of the Volume Purchase Agreement and fraud. The Complaint seeks damages in excess of $206 million. Those defendants served in the action have moved to dismiss portions of the Complaint, and the Company has opposed the motion. The Court granted the motion to dismiss, with leave to amend, with respect to the fraud allegations and the complaint against certain of the defendants. The Company has since filed an amended complaint.

     On December 19, 1996, Maxtor Corporation filed an action in Colorado state court for the County of Boulder against the Company, its subsidiary, StorMedia International Limited, and William J. Almon alleging breach of contract, breach of warranty, fraud and negligent misrepresentation. The action alleges that the Company's products failed to meet certain of Maxtor's requirements under the November 17, 1995 Volume Purchase Agreement. The action seeks compensatory damages of $100 million. The Company has been granted a stay of the action in favor of the above-described federal action against Hyundai.

     On September 18, 1996, a purported securities class action complaint, Werczberger, et al. v. StorMedia, Inc., et al., No. CV760825, was filed in the Superior Court of the State of California in the County of Santa Clara. The Complaint alleges that StorMedia and certain of its officers and directors violated California state securities laws by making false and misleading statements of material fact about StorMedia's prospects between November 27, 1995 and August 9, 1996 and, in particular, allegedly false statements regarding volumes of disks to be purchased by Maxtor and Hyundai pursuant to the contract that is the subject of the two above-described actions. The action is purportedly brought on behalf of all persons who purchased StorMedia stock during that period. On January 7, 1997, defendants demurred to the Complaint. On March 6, 1997, the Court heard argument on defendants' demurrer and took the matter under submission. The Complaint seeks an unspecified amount of damages. The Company believes that its directors and officers liability coverage will cover any loss in excess of the Company's deductible.

     The Company is also involved in other legal actions arising in the ordinary course of business. While the outcome of such matters are currently not determinable, it is management's opinion that these matters will not have a material adverse effect on the Company's consolidated financial condition or results of its operations.

NOTE 13 -- SIGNIFICANT CUSTOMERS AND SEGMENT INFORMATION

     The Company operates in one industry segment and is engaged in the development, manufacture and sale of thin film disks to the disk drive industry. The Company began manufacturing and selling product from its

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
initial manufacturing site in Singapore in the fourth quarter of 1994. The following table summarizes geographic information on the Company's operations:

        YEAR ENDED DECEMBER 31, 1996         U.S.         ASIA       ELIMINATIONS     CONSOLIDATED
    -------------------------------------  --------     --------     ------------     ------------
    Total net sales......................  $123,811     $140,175       $(52,990)        $210,996
                                           ========     ========       ========         ========
    Operating............................  $ (8,790)    $ 19,006       $     --         $ 10,216
                                           ========     ========       ========         ========
    Identifiable assets..................  $132,935     $147,450       $(38,649)        $241,736
                                           ========     ========       ========         ========

        YEAR ENDED DECEMBER 31, 1995         U.S.         ASIA       ELIMINATIONS     CONSOLIDATED
    -------------------------------------  --------     --------     ------------     ------------
    Total net sales......................  $121,384     $ 76,024       $(35,953)        $161,455
                                           ========     ========      =========        =========
    Operating............................  $  7,048     $ 21,876       $     --         $ 28,924
                                           ========     ========      =========        =========
    Identifiable assets..................  $119,680     $ 66,417       $ (4,500)        $181,597
                                           ========     ========      =========        =========

     Sales from domestic operations were as follows:

                                                     COMPANY                                 PREDECESSOR
                            ---------------------------------------------------------     ------------------
                                                                       PERIOD FROM           PERIOD FROM
                               YEAR ENDED          YEAR ENDED        MAY 20, 1994 TO      JANUARY 1, 1994 TO
                            DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994        MAY 19, 1994
                            -----------------   -----------------   -----------------     ------------------
    Far East..............       $52,070             $82,879             $49,420               $ 24,680
    United States.........         4,807               5,122               1,911                  1,488
    Europe................        15,129                  --                  --                     --
                                 -------             -------             -------                -------
              Total.......       $77,995             $88,001             $51,331               $ 26,168
                                 =======             =======             =======                =======

     Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

                                                       COMPANY                                PREDECESSOR
                               -------------------------------------------------------     ------------------
                                                                        PERIOD FROM           PERIOD FROM
                                                                      MAY 20, 1994 TO      JANUARY 1, 1994 TO
                               FISCAL YEAR 1996   FISCAL YEAR 1995   DECEMBER 31, 1994        MAY 19, 1994
                               ----------------   ----------------   -----------------     ------------------
    Sales:
      Customer A.............         71%                54%                 66%                   65%
      Customer B.............         25                 45                  27                    20

                                                          COMPANY                       PREDECESSOR
                                           -------------------------------------     ------------------
                                                 AS OF               AS OF                 AS OF
                                           DECEMBER 31, 1996   DECEMBER 31, 1995     DECEMBER 31, 1994
                                           -----------------   -----------------     ------------------
    Accounts Receivables:
      Customer A.........................          93%                 45%                   42%
      Customer B.........................          --                  50                    55

NOTE 14 -- PRO FORMA COMBINED STATEMENT OF OPERATIONS INFORMATION (UNAUDITED)

     Pro forma combined operating results assume that the Predecessor had been acquired and the Company's initial capitalization had occurred on January 1, 1994, and reflect for the periods prior to May 20, 1994 an increase in interest expense on debt issued in conjunction with the acquisition and upon the initial capitalization of the Company, a decrease in depreciation and charges to the Predecessor by Nashua and related pro forma income tax effects as shown in the following table.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

     The objective of this pro forma statement of operations information is to show the significant effects on historical financial information as if the transactions described in Note 1 had occurred at January 1, 1994. However, the Pro Forma Combined Statement of Operations is not necessarily indicative of the results of operations that would have been attained had the transactions mentioned above actually occurred on January 1, 1994 and may not be indicative of future operating results.

                                                                                                 PRO FORMA
                                                                 COMPANY                          COMBINED
                                               PREDECESSOR     ------------                     PREDECESSOR
                                              --------------   PERIOD FROM                      AND COMPANY
                                               PERIOD FROM      MAY 20 TO                        YEAR ENDED
                                               JANUARY 1 TO    DECEMBER 31,      PRO FORMA      DECEMBER 31,
                                               MAY 19, 1994        1994         ADJUSTMENTS         1994
                                              --------------   ------------   ---------------   ------------
                                                                              (IN THOUSANDS)    (UNAUDITED)
Net sales...................................     $ 26,168        $ 55,598          $  --          $ 81,766
Cost of sales...............................       22,077          43,795           (363)(1)        65,509
                                                  -------         -------          -----           -------
  Gross profit..............................        4,091          11,803            363            16,257
Operating expenses:
  Research and development..................        2,124           3,116           (230)(2)         5,010
  Selling, general and administrative.......        1,583           2,552           (252)(2)         3,883
                                                  -------         -------          -----           -------
                                                    3,707           5,668           (482)            8,893
                                                  -------         -------          -----           -------
  Operating earnings........................          384           6,135            845             7,364
Interest, net...............................           --            (663)          (420)(3)        (1,083)
                                                  -------         -------          -----           -------
  Earnings before income taxes..............          384           5,472            425             6,281
Income tax expense..........................           --           2,079            307(4)          2,386
                                                  -------         -------          -----           -------
  Net earnings..............................     $    384        $  3,393          $ 118          $  3,895
                                                  =======         =======          =====           =======

---------------

Pro forma adjustments:
(1) Decrease in depreciation
(2) Decrease in charges by Nashua
(3) Additional interest expense
(4) Increase in income tax expense

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

NOTE 15 -- QUARTERLY SUMMARIES (UNAUDITED)

                                           1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                                           -----------     -----------     -----------     -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Quarterly Financial Data:
    1996
    Net sales............................    $61,156         $57,652         $41,575         $50,613
    Gross profit.........................     17,109          14,891          (2,555)          6,989
    Net earnings (loss)..................      9,469           7,795          (9,128)            322
    Earnings (loss) per share............    $  0.52         $  0.42         $ (0.52)        $  0.02
    1995
    Net sales............................    $27,880         $34,679         $45,954         $52,942
    Gross profit.........................      6,062           8.790          13,375          15.401
    Net earnings.........................      2,036           3,588           7,137           8,397
    Earnings per share...................    $  0.18         $  0.26         $  0.40         $  0.45

NOTE 16 -- SUBSEQUENT EVENTS (UNAUDITED)

     During the first quarter of 1997, the Company announced that it has entered into a multi-year supply agreement with Micropolis (S) Pte Ltd. (the "Micropolis Agreement"). Under the Micropolis Agreement, the Company will setup and operate a thin film manufacturing facility (the "Micropolis Facility") within Micropolis' drive manufacturing plant in Singapore. The Micropolis Facility will begin furnishing a portion of Micropolis' thin film disk requirements early in the third quarter of 1997.

     In the first quarter of 1997, the Company entered into certain agreements with HDI Instrumentation, Inc., including the license of certain intellectual property rights relating to the measurement of lubricant, in exchange for equity. The investment will be accounted for using the equity method.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
StorMedia Incorporated:

     We have audited the accompanying consolidated balance sheets of StorMedia Incorporated (the Company) and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from May 20, 1994 through December 31, 1994, and the accompanying statements of operations, equity and cash flows for the period from January 1, 1994 through May 19, 1994 of the thin film division (the Predecessor) of Nashua Corporation. Our audits included the related financial statement Schedule II, "Valuation and Qualifying Accounts." These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     As described in Note 1 of the notes to consolidated financial statements, the Company acquired certain assets of the Predecessor in return for notes payable and assumption of certain liabilities on May 20, 1994 in a transaction which was accounted for as a purchase. Accordingly, the consolidated financial statements of the Company and its subsidiaries are presented on a different cost basis than the financial statements of the Predecessor and therefore, are not comparable.

     In our opinion, the consolidated financial statements of the Company and its subsidiaries referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from May 20, 1994 through December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     In our opinion, the financial statements of the Predecessor referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the period from January 1, 1994 through May 19, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Palo Alto, California
January 20, 1997

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference to "ELECTION OF DIRECTORS -- Nominees" in the Company's Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The information concerning current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to "EXECUTIVE COMPENSATION" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed in Part II of this Annual Report on Form 10-K:

                                                                                PAGE IN
                                                                               FORM 10-K
                                                                                REPORT
                                                                               ---------
1.   FINANCIAL STATEMENTS
     Consolidated Balance Sheets of the Company as of December 31, 1996 and
     1995....................................................................      24
     Consolidated Statements of Operations of the Company for the years ended
     December 31, 1996 and 1995 and for the period from May 20, 1994 through
     December 31, 1994 and of the Predecessor for the period from January 1,
     1994 through May 19, 1994...............................................      25
     Consolidated Statements of Stockholders' Equity (Deficit) of the Company
     for the years ended December 31, 1996 and 1995, and for the period from
     May 20, 1994 through December 31, 1994 and of the Predecessor for the
     period from January 1, 1994 through May 19, 1994........................      26
     Consolidated Statements of Cash Flows for the year ended December 31,
     1996 and 1995, and for the period from May 20, 1994 through December 31,
     1994 and of the Predecessor for the period from January 1, 1994 through
     May 19, 1994............................................................      27
     Notes to Consolidated Financial Statements..............................      28
2.   FINANCIAL STATEMENT SCHEDULE
     For the three years ended December 31, 1996, 1995 and 1994
     II -- Valuation and Qualifying Accounts.................................      51

     Other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. EXHIBITS

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1996.

(c) Exhibits

 EXHIBIT
  NUMBER                                      EXHIBIT TITLE
----------  ---------------------------------------------------------------------------------
 2.1(1)     Asset Purchase Agreement dated as of May 20, 1994 between Nashua Corporation
            ("Nashua") and the Registrant
 3.1(1)     Amended and Restated Certificate of Incorporation of the Registrant
 3.2(1)     Bylaws of the Registrant, as amended
 3.3(1)     Amended Bylaws of Registrant
 3.4(5)     Amendment to Bylaws of Registrant
 3.5(5)     Certificate of Designation of Rights, Preferences and Privileges of Series A
            Participating Preferred Stock and Series B Participating Preferred Stock
 4.1(1)     See Certificate of Incorporation (Exhibit 3.1) for definition of the rights of the Class A and Class B Common Stock
 4.2(5)     Rights Agreement dated July 31, 1996 between Registrant and Bank of Boston
10.1(1)     Subordinated Promissory Note issued by the Registrant to Nashua on May 20, 1994
10.2(1)     Subordinated Promissory Note dated May 20, 1994 issued by StorMedia International to Nashua
10.3(1)     Non-Competition Agreement dated May 20, 1994 between the Registrant and Nashua
10.4(1)     Procurement and Supply Agreement dated May 20, 1994 by and between the Registrant and Nashua
10.5(1)     License Agreement dated May 20, 1994 by and between the Registrant and Nashua

 EXHIBIT
  NUMBER                                      EXHIBIT TITLE
----------  ---------------------------------------------------------------------------------
10.6(1)     Technology License Agreement dated May 20, 1994 by and between the Registrant and
            Nashua
10.7(1)     Subordinated Guaranty by the Registrant in favor of Nashua dated May 20, 1994
10.8(1)     Lease dated May 18, 1994 by and between Reed Street Associates and the Registrant
10.9(1)     Addendum to Lease Between Mancini-Mills, Inc. and Nashua Computer Products
            Division of Nashua dated May 19, 1994
10.10(1)    Ground Lease dated May 19, 1994 by and between Tom Rivera and the Registrant
10.11(1)    Lease dated May 19, 1994 between Advanced Printed Circuit Technology and the
            Registrant
10.12(1)    Assignment and Assumption of Lease dated May 19, 1994 by and between Nashua and the Registrant
10.13(1)    Securities Purchase Agreement dated May 20, 1994 by and among the Registrant,
            Prudential Private Equity Investors III, L.P. ("PPEI") and Almon Family Partners,
            L.P ("Almon")
10.14(1)    Shareholders Agreement dated May 20, 1994 by and among the Registrant, PPEI and
            Almon
10.15(1)    Registration Rights Agreement dated as of May 20, 1994 by and among the
            Registrant, PPEI and Almon
10.16(1)    Amended and Restated Loan and Security Agreement dated June 15, 1994 between the
            Registrant and CoastFed Business Credit Corporation ("CoastFed"), as amended on
            January 27, 1995
10.17(1)    Letter Agreement dated May 20, 1994 between the Registrant and CoastFed
10.18(1)    Amended and Restated Accounts Collateral Security Agreement dated June 15, 1994 between the Registrant and CoastFed
10.19(1)    Subordination Agreement dated May 20, 1994 by and among the Registrant, Nashua and CoastFed
10.20(1)    Deed of Debenture dated November 4, 1994 between StorMedia International Ltd. and
            Sembawang Leasing Pte Ltd. ("Sembawang")
10.21(1)    Factoring Agreement dated November 4, 1994 between StorMedia International Ltd.
            and Sembawang
10.22(1)    Facility Agreement dated November 4, 1994 between StorMedia International Ltd.
            and Sembawang
10.23(1)    Master Lease Agreement dated November 4, 1994 between Sembawang and StorMedia
            International Ltd.
10.24(1)    Guaranty dated as of November 4, 1994 by Registrant in favor of Sembawang.
10.25(1)    Guaranty dated as of November 4, 1994 by William J. Almon in favor of Sembawang
10.26(1)    1994 Non-Qualified Stock Option Plan and form of option agreement
10.27(3)    1994 Incentive Stock Option Plan and form of option agreement, as amended
10.28(1)    1995 Director Option Plan and forms of option agreements
10.29(1)    Form of Indemnification Agreement
10.30(1)    Tenancy Agreement for an 'E8' type factory building relating to private lot A14
            765 at 9 Tuas Avenue 5, Jurong Industrial Estate between Jurong Town Corporation and StorMedia International Ltd.
10.32(2)*   Supply Agreement between the Registrant and Seagate Technology, Inc.
10.35(3)    1995 Employee Stock Purchase Plan, as amended
10.36(3)    Credit Agreement dated December 1, 1995 between Registrant and Bank of America
            National Trust and Savings Association
10.37(3)    Purchase Agreement dated November 17, 1995 between Registrant, Maxtor Corporation and Hyundai Electronics Industries Co., Ltd.
10.38(3)    Letter Agreement dated October 3, 1995 between Registrant and Morgan Stanley &
            Co. Incorporated
10.39(4)    Facility Agreement dated as of February 21, 1996 between StorMedia International
            Ltd and DBS Bank
10.40(4)    Guaranty dated as of February 26, 1996 by Registrant in favor of DBS Bank

 EXHIBIT
  NUMBER                                      EXHIBIT TITLE
----------  ---------------------------------------------------------------------------------
10.41(6)    Addendum "A" to Lease dated September 1, 1996 for property at 365 Reed Street,
            Santa Clara, California
10.42(6)    Addendum "A" to Lease dated September 1, 1996 for property at 340 Martin Avenue,
            Santa Clara, California
10.43       Credit Agreement dated as of August 23, 1996 by and among the Registrant,
            Canadian Imperial Bank of Commerce, as Agent, Banque National de Paris as
            Co-Agent Canadian Imperial Bank of Commerce, Singapore Branch as Designated
            Issuer and certain financial institutions
11.1        Statement regarding computation of per share earnings
21.1        Subsidiaries of the Registrant
23.1        Consent of KPMG Peat Marwick LLP
24.1        Power of Attorney (See page 50)
27.1        Financial Data Schedule

---------------
 *  Confidential treatment granted.

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 (No. 33-90530) which was declared effective on May 4, 1995.

(2) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended September 30, 1995.

(3) Incorporated by reference to the exhibits in Registrant's Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended March 31, 1996.

(5) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

(6) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.

TRADEMARK ACKNOWLEDGMENTS

     The StorMedia logo is a registered trademark of the Company. All other trademarks or trade names appearing in the Form 10-K are the property of their respective owners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 21st day of March, 1997.

                                          STORMEDIA INCORPORATED

                                          By:      /s/ WILLIAM J. ALMON
                                            ------------------------------------
                                                     (William J. Almon)
                                             Chairman of the Board and Chief
                                                    Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Almon and Stephen M. Abely, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, of his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           /s/ WILLIAM J. ALMON             Chairman of the Board and Chief     March 21, 1997
------------------------------------------  Executive Officer (Principal
            (William J. Almon)              Executive Officer)

           /s/ STEPHEN M. ABELY             Chief Financial Officer, Vice       March 21, 1997
------------------------------------------  President, Finance and Assistant
            (Stephen M. Abely)              Secretary (Principal Financial
                                            and Accounting Officer)

            /s/ JOHN A. DOWNER              Director                            March 21, 1997
------------------------------------------
             (John A. Downer)

          /s/ FRANCIS J. LUNGER             Director                            March 21, 1997
------------------------------------------
           (Francis J. Lunger)

            /s/ MARK S. ROSSI               Director                            March 21, 1997
------------------------------------------
             (Mark S. Rossi)

                                                                     SCHEDULE II

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                   -------------------------
                                                                  CHARGED TO
                                      BALANCE      CHARGED TO       OTHER                          BALANCE
                                     BEGINNING     COSTS AND      ACCOUNTS--     DEDUCTIONS--       AT END
            DESCRIPTION              OF PERIOD      EXPENSES       DESCRIBE      DESCRIBE(1)      OF PERIOD
-----------------------------------  ---------     ----------     ----------     ------------     ----------
Year ended December 31, 1996
  Allowance for sales returns......   $ 1,555        $6,759          $ --           $7,137          $1,177
                                       ------        ------           ---           ------          ------
                                      $ 1,555        $6,759          $ --           $7,137          $1,177
                                       ======        ======           ===           ======          ======
Year ended December 31, 1995
  Allowance for sales returns......   $   253        $1,974          $ --           $  672          $1,555
                                       ------        ------           ---           ------          ------
                                      $   253        $1,974          $ --           $  672          $1,555
                                       ======        ======           ===           ======          ======
Year ended December 31, 1994
  Allowance for sales returns......   $   194        $   59          $ --           $   --          $  253
                                       ------        ------           ---           ------          ------
                                      $   194        $   59          $ --           $   --          $  253
                                       ======        ======           ===           ======          ======

---------------
(1) Deductions represent sales returns charged against the allowance.

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                   EXHIBIT TITLE
----------  ----------------------------------------------------------------------------
 2.1(1)     Asset Purchase Agreement dated as of May 20, 1994 between Nashua Corporation
            ("Nashua") and the Registrant...............................................
 3.1(1)     Amended and Restated Certificate of Incorporation of the Registrant.........
 3.2(1)     Bylaws of the Registrant, as amended........................................
 3.3(1)     Amended Bylaws of Registrant................................................
 3.4(5)     Amendment to Bylaws of Registrant...........................................
 3.5(5)     Certificate of Designation of Rights, Preferences and Privileges of Series A
            Participating Preferred Stock and Series B Participating Preferred Stock....
 4.1(1)     See Certificate of Incorporation (Exhibit 3.1) for definition of the rights of the Class A and Class B Common Stock.....................................
 4.2(5)     Rights Agreement dated July 31, 1996 between Registrant and Bank of
            Boston......................................................................
10.1(1)     Subordinated Promissory Note issued by the Registrant to Nashua on May 20,
            1994........................................................................
10.2(1)     Subordinated Promissory Note dated May 20, 1994 issued by StorMedia
            International to Nashua.....................................................
10.3(1)     Non-Competition Agreement dated May 20, 1994 between the Registrant and
            Nashua......................................................................
10.4(1)     Procurement and Supply Agreement dated May 20, 1994 by and between the
            Registrant and Nashua.......................................................
10.5(1)     License Agreement dated May 20, 1994 by and between the Registrant and
            Nashua......................................................................
10.6(1)     Technology License Agreement dated May 20, 1994 by and between the
            Registrant and Nashua.......................................................
10.7(1)     Subordinated Guaranty by the Registrant in favor of Nashua dated May 20,
            1994........................................................................
10.8(1)     Lease dated May 18, 1994 by and between Reed Street Associates and the
            Registrant..................................................................
10.9(1)     Addendum to Lease Between Mancini-Mills, Inc. and Nashua Computer Products
            Division of Nashua dated May 19, 1994.......................................
10.10(1)    Ground Lease dated May 19, 1994 by and between Tom Rivera and the
            Registrant..................................................................
10.11(1)    Lease dated May 19, 1994 between Advanced Printed Circuit Technology and the
            Registrant..................................................................
10.12(1)    Assignment and Assumption of Lease dated May 19, 1994 by and between Nashua and the Registrant..........................................................
10.13(1)    Securities Purchase Agreement dated May 20, 1994 by and among the
            Registrant, Prudential Private Equity Investors III, L.P. ("PPEI") and Almon
            Family Partners, L.P ("Almon")..............................................
10.14(1)    Shareholders Agreement dated May 20, 1994 by and among the Registrant, PPEI and Almon...................................................................
10.15(1)    Registration Rights Agreement dated as of May 20, 1994 by and among the
            Registrant, PPEI and Almon..................................................
10.16(1)    Amended and Restated Loan and Security Agreement dated June 15, 1994 between the Registrant and CoastFed Business Credit Corporation ("CoastFed"), as
            amended on January 27, 1995.................................................
10.17(1)    Letter Agreement dated May 20, 1994 between the Registrant and CoastFed.....
10.18(1)    Amended and Restated Accounts Collateral Security Agreement dated June 15,
            1994 between the Registrant and CoastFed....................................
10.19(1)    Subordination Agreement dated May 20, 1994 by and among the Registrant,
            Nashua and CoastFed.........................................................
10.20(1)    Deed of Debenture dated November 4, 1994 between StorMedia International
            Ltd. and Sembawang Leasing Pte Ltd. ("Sembawang")...........................
10.21(1)    Factoring Agreement dated November 4, 1994 between StorMedia International
            Ltd. and Sembawang..........................................................
10.22(1)    Facility Agreement dated November 4, 1994 between StorMedia International
            Ltd. and Sembawang..........................................................

 EXHIBIT
  NUMBER                                   EXHIBIT TITLE
----------  ----------------------------------------------------------------------------
10.23(1)    Master Lease Agreement dated November 4, 1994 between Sembawang and
            StorMedia International Ltd.................................................
10.24(1)    Guaranty dated as of November 4, 1994 by Registrant in favor of Sembawang...
10.25(1)    Guaranty dated as of November 4, 1994 by William J. Almon in favor of
            Sembawang...................................................................
10.26(1)    1994 Non-Qualified Stock Option Plan and form of option agreement...........
10.27(3)    1994 Incentive Stock Option Plan and form of option agreement, as amended...
10.28(1)    1995 Director Option Plan and forms of option agreements....................
10.29(1)    Form of Indemnification Agreement...........................................
10.30(1)    Tenancy Agreement for an 'E8' type factory building relating to private lot
            A14 765 at 9 Tuas Avenue 5, Jurong Industrial Estate between Jurong Town
            Corporation and StorMedia International Ltd.................................
10.32(2)*   Supply Agreement between the Registrant and Seagate Technology, Inc.........
10.35(3)    1995 Employee Stock Purchase Plan, as amended...............................
10.36(3)    Credit Agreement dated December 1, 1995 between Registrant and Bank of
            America National Trust and Savings Association..............................
10.37(3)    Purchase Agreement dated November 17, 1995 between Registrant, Maxtor
            Corporation and Hyundai Electronics Industries Co., Ltd.....................
10.38(3)    Letter Agreement dated October 3, 1995 between Registrant and Morgan Stanley
            & Co. Incorporated..........................................................
10.39(4)    Facility Agreement dated as of February 21, 1996 between StorMedia
            International Ltd and DBS Bank..............................................
10.40(4)    Guaranty dated as of February 26, 1996 by Registrant in favor of DBS Bank...
10.41(6)    Addendum "A" to Lease dated September 1, 1996 for property at 365 Reed
            Street, Santa Clara, California.............................................
10.42(6)    Addendum "A" to Lease dated September 1, 1996 for property at 340 Martin
            Avenue, Santa Clara, California.............................................
10.43       Credit Agreement dated as of August 23, 1996 by and among the Registrant,
            Canadian Imperial Bank of Commerce, as Agent, Banque National de Paris as
            Co-Agent Canadian Imperial Bank of Commerce, Singapore Branch as Designated
            Issuer and certain financial institutions...................................
11.1        Statement regarding computation of per share earnings.......................
21.1        Subsidiaries of the Registrant..............................................
23.1        Consent of KPMG Peat Marwick LLP............................................
24.1        Power of Attorney (See page 50).............................................
27.1        Financial Data Schedule.....................................................

---------------
 *  Confidential treatment granted.

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 (No. 33-90530) which was declared effective on May 4, 1995.

(2) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended September 30, 1995.

(3) Incorporated by reference to the exhibits in Registrant's Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended March 31, 1996.

(5) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

(6) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.