Form 10-Q
period 1997-03-28
STORMEDIA INC
filed 1997-05-12
CIK 942787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 28, 1997

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

                                 (408) 327-8400
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
         As of May 2, 1997, 13,408,358 shares of the Registrant's Class A Common Stock, $0.013 par value, and 4,362,001 shares of the Registrant's Class B Common Stock, $0.013 par value, were issued and outstanding.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                                      INDEX


                                                                                                                      PAGE NO.
                                                                                                                      --------
PART I.  FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Operations -- Three Months Ended March 28, 1997
                      and March 29, 1996 ......................................................................        3
                  Condensed Consolidated Balance Sheets -- As of March 28, 1997 and December 31, 1996 .........        4
                  Condensed Consolidated Statements of Cash Flows -- Three Months Ended
                      March 28, 1997 and March 29, 1996 .......................................................        5
                  Notes to Condensed Consolidated Financial Statements ........................................        6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..........        7

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................................................        19
     Item 2.   Changes in Securities .........................................................................        19
     Item 3.   Defaults Upon Senior Securities ...............................................................        19
     Item 4.   Submission of Matters to a Vote of Securities Holders .........................................        19
     Item 5.   Other Information .............................................................................        20
     Item 6.   Exhibits and Reports on Form 8-K ..............................................................        20

SIGNATURES ...................................................................................................        21

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED
                                                            --------------------------------
                                                            MARCH 28, 1997    MARCH 29, 1996
                                                            --------------    --------------
                                                              (UNAUDITED)       (UNAUDITED)
Net sales                                                      $ 34,100           $61,156
Cost of sales                                                    39,004            44,047
                                                               --------           -------
             Gross profit                                        (4,904)           17,109

Operating expenses:
Research and development                                          3,190             3,708
Selling, general, and administrative                              2,339             2,050
                                                               --------           -------
             Total operating expenses                             5,529             5,758

             Operating earnings (loss)                          (10,433)           11,351

Interest income (expense), net                                     (562)              485
                                                               --------           -------
Earnings (loss) before income tax expense (benefit)             (10,995)           11,836
                                                               --------           -------
Income tax expense (benefit)                                     (1,676)            2,367

Net earnings (loss)                                            $ (9,319)          $ 9,469
                                                               ========           =======
Earnings (loss) per share:

             Primary                                           $  (0.52)          $  0.52
                                                               ========           =======
             Fully diluted                                     $  (0.52)          $  0.52
                                                               ========           =======
Shares used in per share computation:

             Primary                                             17,787            18,305
                                                               ========           =======
             Fully diluted                                       17,787            18,309
                                                               ========           =======

    See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        MARCH 28, 1997      DECEMBER 31, 1996
                                                                        --------------      -----------------
                                                                         (UNAUDITED)
ASSETS
    Current assets:
      Cash and cash equivalents and short-term investments                 $ 42,219            $ 47,711
      Accounts receivable, less allowances of $1,150 at March 28,
      1977 and $1,177 at December 31, 1996                                   24,916              31,047
      Inventories                                                            14,694              14,848
      Prepaid expenses                                                        6,834               6,794
      Deferred income taxes                                                   2,819               2,819
                                                                           --------            --------
              Total current assets                                           91,482             103,219
    Plant and equipment, net                                                141,083             137,162
    Deferred income taxes                                                        17                  17
    Deposits and other assets                                                 1,434               1,338
                                                                           --------            --------
                                                                           $234,016            $241,736
                                                                           ========            ========
LIABILITIES AND EQUITY
    Current liabilities:
      Trade accounts payable                                               $ 26,696            $ 25,234
      Current portion of long-term debt                                       5,017               5,014
      Accrued salaries and benefits                                           4,759               4,151
      Income taxes payable                                                      932               2,556
      Other accrued expenses                                               $  2,858            $  1,952
                                                                           --------            --------
              Total current liabilities                                      40,262              38,907
      Deferred income taxes                                                     245                 245
      Long-term debt, less current portion                                   45,017              45,024
    Equity:
      Common stock, par value $.013 per share                                   234                 233
      Additional paid-in capital                                            124,936             124,686
      Retained earnings                                                      23,322              32,641
                                                                           --------            --------
              Total equity                                                  148,492             157,560
                                                                           --------            --------
                                                                           $234,016            $241,736
                                                                           ========            ========

     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       THREE MONTHS ENDED
                                                                               ---------------------------------
                                                                               MARCH 28, 1997     MARCH 29, 1996
                                                                               --------------     --------------
                                                                                (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings (loss)                                                           $ (9,319)           $  9,469
   Adjustments to reconcile earnings (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                    7,142               3,029
   Net loss on sale of plant and equipment                                            263                  --
   Changes in operating assets and liabilities:
      Accounts receivable                                                           6,131              (9,251)
      Inventories                                                                     154                (546)
      Prepaid expenses                                                                (40)               (689)
      Other assets                                                                    (96)               (219)
      Trade accounts payable                                                        1,462              13,405
      Accrued liabilities                                                           1,514                (577)
      Income taxes payable                                                         (1,624)              2,339
                                                                                 --------            --------
        Net cash provided by operating activities                                   5,587              16,960
                                                                                 --------            --------
INVESTING ACTIVITIES
   Acquisition of plant and equipment                                             (11,325)            (27,909)
   Sale (purchase) of short-term investments, net                                    (250)             12,626
                                                                                 --------            --------
        Net cash used in investing activities                                     (11,575)            (15,283)
                                                                                 --------            --------
FINANCING ACTIVITIES
   Payment of debt obligations                                                         (4)               (106)
   Proceeds from issuance of Class A Common stock, net of
     issuance costs                                                                   250                 173
   Settlement of put options                                                           --                (311)
   Repurchase of Class A Common Stock                                                  --              (7,216)
                                                                                 --------            --------
        Net cash provided by (used in) financing activities                           246              (7,460)
                                                                                 --------            --------
   Decrease in cash and cash equivalents                                           (5,742)             (5,783)
   Cash and cash equivalents at beginning of period                                23,788              37,407
                                                                                 --------            --------
   Cash and cash equivalents at end of period                                    $ 18,046            $ 31,624
                                                                                 ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                        $    566            $     --
                                                                                 ========            ========
   Cash paid for income taxes                                                    $     21            $     --
                                                                                 ========            ========
   Non-cash financing and investing activities:
      Tax benefit arising from early dispositions of stock issued
         upon exercise of stock options                                          $     --            $    901
                                                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (INFORMATION FOR THREE MONTHS ENDED MARCH 28, 1997 AND MARCH 29. 1996
                                 IS UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments which are necessary for a fair presentation. Operating results for the three months ended March 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996 which was filed with the Securities and Exchange Commission on March 25, 1997.

NOTE 2 - BALANCE SHEET COMPONENTS

                                                          MARCH 28, 1997          DECEMBER 31, 1996
                                                          --------------          -----------------
Inventories:
    Raw materials                                           $   5,518                 $  6,586
    Work-in-process                                             4,213                    5,638
    Finished goods                                              4,963                    2,624
                                                            ---------                 --------
                  Total inventories                         $  14,694                 $ 14,848
                                                            =========                 ========
Plant and equipment:
    Land                                                    $     220                 $    220
    Building and leasehold improvements                        32,689                   32,009
    Machinery and equipment                                   102,449                   95,982
    Construction-in-progress                                   35,690                   32,161
                                                            ---------                 --------
                                                            $ 171,048                 $160,372
    Less allowance for depreciation and
           amortization                                       (29,965)                 (23,210)
                                                            ---------                 --------
                  Plant and equipment, net                  $ 141,083                 $137,162
                                                            =========                 ========

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

OVERVIEW

      During 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"), representing 72% and 24% of net sales, respectively. In November 1995, the Company entered into a multi-year Supply Agreement with Maxtor (the "Maxtor Supply Agreement") pursuant to which Maxtor agreed to purchase specified volumes over a four-year period. In June 1996, Maxtor repudiated the Maxtor Supply Agreement and caused the Company to experience excess capacity while it sought to qualify in additional products with new and existing customers. While Seagate and other customers have taken a portion of this capacity, during the first quarter of 1997, the Company continued to experience excess manufacturing capacity as it sought to qualify its products in new and existing customers' product programs. During the three months ended March 28, 1997, sales to Seagate represented 56% of net sales.

      Recently, the Company has qualified its products in the product programs of both new and existing customers. In December 1996, the Company entered into a multi-year agreement with Micropolis(s) Pte Ltd., a manufacturer of digital audio/video disk drives (the "Micropolis Agreement"). Under the terms of the Micropolis Agreement, the Company will set up and operate a 15,000 square foot thin film manufacturing facility (the "Micropolis Facility") within Micropolis' 400,000 square foot disk drive manufacturing plant in Singapore. Micropolis has agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999. The Company believes that the Micropolis Agreement will result in savings for both companies in areas such as packaging, transport and response time. The Company expects that the Micropolis Facility will begin furnishing Micropolis with a portion of its thin film requirements in the third quarter of 1997. In addition, the Company has agreed to supply Micropolis with specified volumes of products from its other facilities until the Micropolis Facility is completed. During the three months ended March 28, 1997, sales to Micropolis represented 21% of net sales. The Company also qualified a product with Iomega Corporation ("Iomega"), and sales of this product represented 14% of net sales for the three months ended March 28, 1997. While the Company expanded its customer base during the first quarter of 1997, some product qualifications that were expected to be completed were not and, as a result, net sales were negatively impacted by the decrease in unit volume. The Company is in various stages of product qualifications with other potential customers and expects to commence shipping under certain of these programs in the second quarter of 1997. However, the qualification of new products is a costly and time consuming process and there can be no assurance that the Company will successfully continue to find new customers or successfully qualify its products in their product programs on a timely basis.

      The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1996 and the three months ended March 28, 1997, the Company reported a gross margin of 17.3% and (14.4%), respectively. The Company's gross margins were lower during the first quarter of 1997 from levels experienced in 1996 primarily due to the continuing under-utilization of production capacity from previous levels, the Seagate Supply Agreement, which is calculated based upon a pricing formula which results in gross margins that are capped, and the increase in capacity due to the Company's Singapore manufacturing facility which is dedicated to manufacturing products for Seagate (the "Dedicated Facility") becoming fully operational.

      The Company expects that a substantial portion of the Company's shipments in the first half of 1997 will be of new products, including high performance magneto resistive (MR) disks. Generally, new products have higher average selling prices than more mature products but initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. There can be no assurance that the Company's gross margins will not be negatively impacted by the introduction of these and other new products in the first half of 1997.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                                          THREE MONTHS ENDED
                                                                                  ------------------------------------
                                                                                  MARCH 28, 1997        MARCH 29, 1996
                                                                                  --------------        --------------
Net sales......................................................................        100.0%               100.0%
Cost of sales..................................................................        114.4                 72.0
                                                                                       -----                -----
         Gross profit..........................................................        (14.4)                28.0
Operating expenses:
Research and development.......................................................          9.3                  6.1
Selling, general, and administrative...........................................          6.9                  3.4
                                                                                       -----                -----
         Total operating expenses..............................................         16.2                  9.4
                                                                                       -----                -----
         Operating earnings (loss).............................................        (30.6)                18.6
Interest income (expense) net..................................................         (1.6)                 0.8
                                                                                       -----                -----
Earnings (loss) before income tax expense......................................        (32.2)                19.4
Income tax expense (benefit)...................................................         (4.9)                 3.9
                                                                                       -----                -----
Net earnings (loss)............................................................        (27.3%)               15.5%
                                                                                       =====                =====

1997 COMPARED TO 1996

Net Sales

      Net sales decreased 44.2% to $34.1 million for the three months ended March 28, 1997 from $61.2 million for the three months ended March 29, 1996. The decrease in net sales was primarily due to a decrease in unit volume and secondarily due to a slight decrease in average selling prices. The Company's principal customers during the first quarter of 1997 were Seagate Technology, Inc. ("Seagate"), Micropolis (S) Pte Ltd. ("Micropolis") and Iomega Corporation ("Iomega") sales to which represented 56%, 21% and 14%, respectively, of net sales. The Company's customers during the first quarter of 1996 were Seagate and Maxtor.

      Net sales for the three months ended March 28, 1997 as compared to the three months ended March 29, 1996 were negatively impacted by the failure of Maxtor and Hyundai to purchase the volumes committed under the Maxtor Supply Agreement. In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes required by the Maxtor Supply Agreement. Maxtor subsequently terminated the Maxtor Supply Agreement. In September 1996, the Company filed a lawsuit in the United States District Court of Northern California, San Jose Division, against Hyundai Electronics Industries Co., Ltd., seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor Corporation. The Company continues to seek additional customers to utilize the manufacturing capacity as it seeks to qualify its products in additional product programs of both new and existing customers.

      Although the Company expanded its customer base during the first quarter of 1997, some product qualifications that were expected to be completed were not. As a result, net sales were further negatively impacted by the delay in new product qualifications. These qualification problems are being addressed and the Company expects to increase net sales during the remainder of 1997.

Gross Profit

      The Company's gross profit decreased 128.7% to $(4.9) million for three months ended March 28, 1997 from $17.1 million for the three months ended March 29, 1996. Gross profit as a percentage of net sales for the three months ended March 28, 1997 was (14.4%) as compared to 28.0% for the three months ended March 29, 1996.

      The principal factors contributing to the decrease in gross profit for three months ended March 28, 1997 as compared to the three months ended March 29, 1996 were decreased unit volumes as a result of the failure of Maxtor to purchase the volumes committed to under the Maxtor Supply Agreement and the resulting under-utilization of production capacity. In addition, the introduction of new products with lower manufacturing yields contributed to lower gross margins. The Company expects gross margins in 1997 will remain at levels below those experienced in 1995 and the first half of 1996. Additionally, the purchase price of disks under the Seagate Supply Agreement is calculated based upon a pricing formula which have resulted in capped gross margins that are generally lower than the Company's gross margins experienced in 1995 and in the first half of 1996. In an effort to replace the volume created by Hyundai's termination, the Company has been accelerating qualification and production of new products with significantly lower yields and lower gross margins. The Company expects that a substantial portion of its shipments in 1997 will be of new products. New products, including high performance MR disks, often initially have lower manufacturing yields, initially are produced in lower quantities than more mature products and, as a result, initially have lower gross margins. Manufacturing yields and gross margins generally improve as the product matures and production volumes increase.

Research and Development

      Research and development expenses decreased 14.0% to $3.2 million for the three months ended March 28, 1997 from $3.7 million for the three months ended March 29, 1996, increasing as a percentage of net sales to 9.3% for the three months ended March 28, 1997 from 6.1% for the three months ended March 29, 1996. The decrease in research and development expense was due principally to the reduction of experimentation related to first and second generation MR disks. The increase as a percentage of net sales was due primarily to the reduced level of net sales.

Selling, General & Administrative Expenses

      Selling, general & administrative expenses increased 14.1% to $2.3 million for the three months ended March 28, 1997 from $2.1 million for the three months ended March 29, 1996, increasing as a percentage of net sales to 6.9% for the three months ended March 28, 1997 from 3.4% for the three months ended March 29, 1996. The increase in selling, general & administrative expense is due principally to the expanded operations in Singapore and higher legal fees. The increase as a percentage of net sales was due primarily to the reduced level of net sales.

Interest, Net

      Interest, net for the three months ended March 28, 1997 was $0.6 million expense compared to $0.5 million income for the three months ended March 29, 1996. The change was primarily attributable to lower net cash levels during the three months ended March 28, 1997 as compared to the three months ended March 29, 1996.

Income Tax Expense (Benefit)

      The Company's effective tax rate (which includes federal and state income tax expense) decreased to 15.0% for the three months ended March 28, 1997 from 20.0% for the three months ended March 29, 1996, primarily due to increased earnings in Singapore. The Company has been granted a seven year tax holiday in Singapore which expires in 1999, with the possibility of a three year extension. The benefit of the Company's income tax holiday in Singapore is the primary factor contributing to the lower tax rate.

Liquidity and Capital Resources

      Cash and cash equivalents and short-term investments of $42.2 million as of March 28, 1997 decreased $5.5 million from December 31, 1996, primarily due to acquisition of plant and equipment offset by changes in working capital.

      During the three months ended March 28, 1997, the Company generated $5.6 million from operating activities. Sources included $7.1 million of depreciation and amortization, $6.1 million decrease in accounts receivable, offset by a net loss of $9.3 million. The decrease in accounts receivable was principally due to lower net sales level for the three months ended March 28, 1997.

      The Company used $11.6 million in investing activities for the three months ended March 28, 1997. Investing activities consisted primarily of investments of $11.3 million for capital expenditures for facilities expansion for its Singapore operations, including its substrate facility.

      Capital expenditures are expected to approximate $35 million during 1997, primarily for the completion of the substrate facility in Singapore and maintenance capital in both Singapore and Santa Clara. The Company had approximately $6.1 million of noncancelable purchase commitments for plant and equipment outstanding at March 28, 1997.

      The Company's principal sources of liquidity at March 28, 1997 consisted of $42.2 million in cash and cash equivalents and short-term investments and a $25.0 million revolving credit facility with a bank group led by CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce, and Banque Nationale de Paris (the "Banks"), all of which were available to be borrowed at March 28, 1997. The Banks funded a $50.0 million Term Loan Facility in August 1996. The facility has a three-year term and is secured by the Company's assets located in Singapore and guaranteed by the parent. From time to time, the Company has been granted waivers of certain financial covenants from the Banks. There can be no assurance that the Banks will continue to provide such waivers. Should the Company be in noncompliance with such financial covenants in the future, the inability to receive such waivers could put the Company in default under its Bank facilities. A default under its Bank facilities would have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company believes that the existing cash balances, cash flow from operations and funds available under its revolving credit facility with the Banks will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months. If the Company decides to expand its facilities further or sooner than presently contemplated or requires capital for other purposes, it may require additional debt or equity financing. There can be no assurance that such funds will be available to the Company or, if available, will be available on favorable terms. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, working capital and research and development expenditures which could adversely affect the Company's future years' operations and competitive position.

FACTORS AFFECTING OPERATING RESULTS

      Dependence on a Limited Number of Customers. During 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"). Aggregate shipments to Seagate and Maxtor in 1995 and 1996 represented 99% and 98% respectively, of net sales. During the first quarter of 1997, shipments to Seagate, Micropolis and Iomega represented 56%, 21% and 14%, respectively, of net sales. As discussed above, Maxtor has terminated the Maxtor Supply Agreement. The Company continues to seek additional customers to utilize the manufacturing capacity in which it has been manufacturing products for Maxtor. While Seagate and other customers have taken a portion of this capacity, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in additional product programs of both new and existing customers. Qualification is a costly and time consuming process and there can be no assurance that the Company will continue to qualify products with its present customers, successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. Accordingly, the Company expects Maxtor's failure to purchase committed volumes and its termination of the Maxtor Supply Agreement to continue to negatively impact its results of operation's at least for the first half of 1997.

      Given the relatively small number of independent high performance disk drive manufacturers, the Company's dependence on a few customers will continue in the future. The Company's existing and several of its potential customers are expanding their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company, could sell thin film disks in competition with the Company or might not sustain or increase their level of orders as the Company increases its capacity. The significant reduction in purchases by Maxtor and its repudiation of the Maxtor Supply Agreement has and will materially adversely affect the Company's operating results at least for the first half of 1997. The loss of any of the Company's current customers or of any significant future customer, the inability to design into new customers' products, or a significant reduction in the level of orders for any reason would materially adversely affect the Company's business, operating results and financial condition. Additionally, due to the lengthy product qualification process, changes in customers or product mix could have a material adverse effect on the Company's business, results of operations and financial condition during any such transition. Consequently, the loss of Seagate or one or more of the Company's current or potential customers through consolidations, adverse financial or market circumstances or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

      Specifically, Seagate currently produces a portion of its own thin film disk requirements internally and historically has produced a majority of its requirements. Seagate's expressed corporate strategy has been to significantly increase its internal capacity to manufacture disks through construction of a disk manufacturing facility in Singapore, which was completed in September 1996. In February 1996, Seagate also completed its merger with Conner Peripherals, Inc. ("Conner") and acquired Conner's internal disk production capacity, which supplied substantially all of Conner's disk requirements. In addition, prior to the merger, Conner had stated its intention to double its internal disk capacity through a newly established facility in Singapore and this facility has begun producing disks. Seagate's increased internal disk manufacturing capacity as described above may reduce Seagate's disk needs from external suppliers. If Seagate were to reduce the level of orders from the Company as a result of the expansion of its internal disk production, an acquisition of, or the establishment of a strategic relationship with, another disk supplier or otherwise, or if Seagate were to begin selling disks in competition with the Company, the Company's business, results of operations and financial condition would be materially adversely affected.

      Rapid Changes in Customer and Product Mix. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the fourth quarter of 1996 sales to Seagate represented approximately 95% of net sales, while in the first quarter of 1997 sales to Seagate, Micropolis and Iomega represented approximately 56%, 21% and 14% of net sales respectively. In addition, the Company's unit sales of MR disks represented 0% of units sold in the first quarter of 1996 compared to 70% of units sold for the comparable quarter of 1997. At any one time the Company typically supplies disks in volume for only five to ten disk drive products, with the mix of such products shifting continually. Disk drive manufacturers demand a variety of thin film disks with differing design, performance and cost characteristics. Thin film disk suppliers, such as the Company, are required to work closely with such manufacturers in order to develop products that will be used in the manufacturers' designs. Thin film disk suppliers seek to have their products "designed in" to a particular disk drive and to be qualified as a primary supplier for new programs. The design-in process is ongoing, lengthy and frequent and the Company must compete for participation in each product program including those of existing customers. As discussed above, Maxtor has terminated the Maxtor Supply Agreement. The Company is seeking additional customers to utilize the manufacturing capacity in which it had been manufacturing products for Maxtor. While Seagate and other customers have taken a portion of this capacity, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in product programs of both new and existing customers. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. In the event the Company's products do not become designed into or qualified in a particular disk drive program on a timely basis, the Company could be excluded as a supplier of disks for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales and lower gross margins. Consistent inability to become designed into a disk drive program would have a material adverse effect on the Company's business and results of operations.

      Consolidation Within the Disk Drive Industry. Consolidation within the disk drive industry has reduced the number of potential customers to whom the Company could market its products. In addition to the Seagate acquisition of Conner, Quantum Corporation ("Quantum") closed all of its manufacturing operations in the United States and overseas and transferred all manufacturing production to Matsushita Kotobuki Electronics of Japan ("MKE"), its long-term contract manufacturing partner. While Quantum was a customer of the Company in 1994, MKE has never been a significant customer of the Company. Additionally, during 1995 Maxtor was acquired by Hyundai, which is buildup a manufacturing facility to manufacture disks for Maxtor disk drives.

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

        Uncertainties Associated with Supply Agreement with Seagate. In June 1995, the Company entered into a Supply Agreement with Seagate (the "Seagate Supply Agreement,') pursuant to which the Company has established the Dedicated Facility in Singapore to manufacture disks for Seagate. The Company has expended significant financial and management resources to construct and operate at such facility. While Seagate will be required to purchase the disks manufactured at the Dedicated Facility through March 31, 1999, each of the products manufactured at the Dedicated Facility must be qualified by Seagate before products can be delivered to Seagate. During the first quarter of 1997, the levels purchased from Seagate dropped and Seagate shifted its purchases to the Dedicated Facility because of the favorable pricing provisions of the Seagate Supply Agreement which resulted in significant excess capacity. To the extent that purchases from Seagate do not increase from its current levels, particularly as it increases its own internal disk manufacturing capacity, the Seagate Supply Agreement and Dedicated Facility has not resulted in increased sales to Seagate and absent additional orders from other customers to replace volumes shifted from other facilities, has resulted in significant excess capacity for the Company with resulting adverse impacts on the Company's results of operations. If the Company fails to replace volumes in its other facilities with purchases from other customers, the Company's business results of operations and financial condition would be materially adversely affected. See "--Variability in Gross Margins and Operating Results."

        Uncertainties Associated with Agreement with Micropolis. In December 1996, the Company entered into a multi-year agreement with Micropolis, a manufacturer of digital auto/video disk drives. Under the terms of the Micropolis Agreement, the Company will set up and operate a 15,000 square foot thin film manufacturing facility (the "Micropolis Facility") within Micropolis' 400,000 square foot disk drive manufacturing plant in Singapore. Micropolis has agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999. In addition, the Company has agreed to supply Micropolis with specified volumes from its other facilities until the Micropolis Facility is completed. During the three months ended March 28, 1997, sales to Micropolis represented 14% of net sales. The Company believes that the Micropolis Agreement will result in savings for both companies in areas such as packaging, transport and response time. While the Company has set up two other manufacturing facilities in Singapore, this will be the first time in the industry and for the Company to build a manufacturing facility in a customer's manufacturing plant and each product must still be qualified by Micropolis. The Company expects that the Micropolis Facility will begin furnishing Micropolis with a portion of its thin film requirements in the third quarter of 1997. While construction of the Micropolis Facility to date has been on schedule, there can be no assurance that the Company will be able to complete the Micropolis Facility within budget or on a timely basis. Additionally, the Company currently has manufacturing capacity located in Singapore that is under-utilized. To the extent that the Company continues to build additional facilities, the under-utilized capacity for the Company will not be reduced unless the Company significantly increases its sales. Continued under-utilized capacity will adversely impact the Company's gross profits and results of operations.

        Variability in Gross Margins and Operating Results. The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1995, 1996, and the first quarter of 1997, the Company reported a gross margin of 27.0%, 17.3% and (14.4)%, respectively. The Company's gross margins in the first quarter of 1997 continued to be lower than the levels experienced in 1995 and 1996 primarily due to Maxtor's termination of the Maxtor Supply Agreement and the resulting under-utilization of production capacity. While the Company has taken steps to reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Operating below capacity has had a significant impact on gross margins. Additionally, the purchase price of disks under the Seagate Supply Agreement is calculated based upon a pricing formula which have resulted in capped gross margins that are generally lower than the gross margins previously experienced by the Company. Accordingly, because output from the Dedicated Facility has accounted for an increasing portion of the Company's total revenues and the Company has continued to have excess production capacity, the Company's overall gross margins have declined. This adverse impact is exacerbated by Seagate's shift of its purchase orders to the Dedicated Facility from the Company's other facilities rather than increases its level of purchases from the Company. If sales form the Dedicated Facility continue to account for an increasing portion of the Company's total revenues and the Company continues to have excess production capacity, the Company's business, results in operations and financial condition would be materially adversely affected.

      Generally, new products, which have been designed into its customers' products, have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products, which have been designed into its customers' products, in a timely fashion is an important factor in its ability to maintain gross and operating margins. Moreover, manufacturing yields and production capacity utilization impact the Company's gross margins. New products often initially have lower manufacturing yields, are produced in lower quantities than more mature products and generally have lower gross margins. The Company expects that a substantial portion of its shipments in the first half of 1997 will be of new products and will negatively impact the Company's overall yield at least for that period. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the thin film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in manufacturing yields and productivity generally have a significant impact on gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and low capacity utilization which, in turn, adversely affects gross margins and operating results. Despite the Seagate Supply Agreement, a significant portion of the Company's business is also characterized by short term orders and shipment schedules which typically can be modified or rescheduled without significant penalty to the customer. Therefore, the Company typically plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. These factors have caused and will continue to cause fluctuations in the Company's gross margins and results of operations. See "--Dependence on a Limited Number of Customers" and "Uncertainties Associated With Agreement With Micropolis."

      Dependence on Intensely Competitive Hard Disk Drive Industry; Risk of Excess Industry Capacity. The demand for the Company's thin film disks depends solely upon the demand for hard disk drives. This market is characterized by short product life cycles and rapid technological change and has experienced large fluctuations in product demand. The disk drive industry also has been characterized by periods of oversupply, reductions in customer forecasts, price erosion and reduced production levels. The effect of these cycles on suppliers, including thin film disk manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of contraction. The effect of these cycles may be magnified by increased disk production capacity. Over the past year, the Company's principal customers and many of its competitors and potential customers engaged in substantial efforts to increase disk manufacturing capacity in light of the imbalance between previously existing levels of demand for disks and existing industry capacity. These efforts are resulting in significant additional capacity in the industry. To the extent industry capacity exceeds demand, the Company will continue to experience increased levels of competition which could materially adversely impact the Company's business, results of operations, and financial condition. In addition, in the event of an oversupply of disks, customers who have developed an internal supply of disks are likely to utilize their internal capacity prior to purchasing disks from independent suppliers such as the Company.

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

      Intense Competition. The disk drive industry and thin film disk industry are both characterized by intense competition. The Company's primary competitors are Akashic Memories Corporation, Fuji Electric Company Ltd., HMT Technology Corporation, Hoya Corporation, Komag Incorporated, Mitsubishi Kasei Corporation and Showa Denko K.K. among independent disk manufacturers. Most of these companies have significantly greater financial, technical and marketing resources than the Company. IBM and several disk drive manufacturers, including Seagate and Western Digital Corporation, currently produce thin film disks internally for their own use. Seagate's expressed corporate strategy is to be vertically integrated for a majority of its disk drive components and to pursue sales to third parties of its disk drive components. Hyundai is building a manufacturing facility for use in Maxtor disk drives supplementing Maxtor's current supplier base. These companies could increase their internal production to supply their requirements and cease purchasing from independent disk suppliers. Moreover, these companies could make their products available for distribution in the market as direct competitors of the Company. Additionally, other disk drive manufacturers, such as Quantum, may decide to produce disks for internal use. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition could materially adversely affect the Company's business and results of operations. See "-- Dependence on a Limited Number of Customers" and "-- Consolidation Within the Disk Drive Industry."

      Dependence on Suppliers. The Company relies on a limited number of suppliers and, in some cases, a sole supplier, for certain materials used in its manufacturing processes, including glass/ceramic substrates, plating chemicals, tapes, slurries, certifier beads, sputter targets and certain other materials. In addition, the Company relies on a single source for most of its equipment. In the past, the Company has had to provide financial assistance to equipment vendors in order to maintain sources for such equipment. Shortages may occur in the future or supplies could be available only with lead times of approximately three to six months. Changing suppliers for certain materials such as the lube or buffing tape used in the Company's products would require that the product be requalified with each customer. Requalification could prevent early design-in wins or could prevent or delay continued participation in disk drive programs into which the Company's products have been qualified. In addition, long lead times of three to six months are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to respond quickly to changes in demand. Any limitations on the supply of components, materials or equipment could disrupt or limit the Company's production volume and could have a material adverse effect on the Company's business, results of operations and financial condition. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

      Risks Associated With New Substrate Facility. The Company has begun operations at its substrate manufacturing facility in Singapore and expects it to become fully operational in early 1997. This facility continues to require the expenditure of significant management resources. In addition to the usual risks of establishing a new manufacturing facility, such as the completion of the buildings, installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are unique risks associated with this facility. First, the Company is vertically expanding its business to include the process of grinding aluminum blanks which occurs prior to the nickel plating process. While the Company believes it has the expertise to establish this process, it has incurred delays and lower yields than expected during its start-up phase. Second, the facility is being established in Singapore and will be the first facility of this type in Singapore. There can be no assurance that the Company will not continue to experience delays and other start-up difficulties or that once the facility is fully operational that it will produce high quality and low cost aluminum substrates. Manufacturing and other problems which occur in connection with the commencement and expansion of operations at this facility could materially adversely affect the Company's results of operations and financial condition.

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

      Intellectual Property and Proprietary Rights. The Company regards elements of its manufacturing process, product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and, increasingly, patent protection. The Company has had five U.S. patents issued to it, and has seventeen additional patent applications
(three of which are provisional applications) pending in the United States. The Company intends to file additional U.S. applications as appropriate for patents covering its products and manufacturing processes. There can be no assurance that patents will be issued with respect to any of the Company's allowed patent applications, that patents will be issued or be allowed with respect to any of the Company's other pending applications, or that claims allowed on any existing or future patents will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents now or hereafter held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that, because of the rapid pace of technological change in the disk and disk drive industries, the legal protections for its products are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

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

      Risks of International Sales and Manufacturing. In 1995, 1996 and the first quarter of 1997, international sales (sales delivered to customers in the Far East and Ireland, including foreign subsidiaries of domestic companies) accounted for over 95% of the Company's net sales, and the Company anticipates that international sales will continue to represent the substantial majority of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international sales, including compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, exposure to taxes in multiple jurisdictions and transportation delays and interruptions. Although presently all of the Company's sales are made in U.S. dollars, including sales from its Singapore facility, a portion of the Company's expenses must be paid in Singapore dollars. Future international sales may be denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Additionally, the Company's international business may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies and difficulties in obtaining export licenses. Moreover, the Company's efforts to expand its manufacturing operations are concentrated in Singapore. This expansion requires the Company to implement and monitor new systems, procedures and controls and to attract, train, motivate and manage qualified employees effectively. These risks are exacerbated by the distance of the Singapore facilities from the Company's California headquarters, the fact that the Company was the first thin film disk manufacturer and is the first substrate manufacturer with a facility in Singapore and the fact that Singapore has substantially full employment. These risks will increase as production increases at the Singapore facilities. Due to the anticipated expansion of the Company's manufacturing operations in Singapore, the impact of the foregoing factors on the Company's business, results of operations and financial condition could be material and adverse.

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

                     STORMEDIA INCORPORATED AND SUBSIDIARIES

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      STORMEDIA INCORPORATED V. HYUNDAI ELECTRONICS INDUSTRIES CO., ET AL.

      On July 23, 1996, the Company was informed by Maxtor Corporation that it intended to terminate a November 17, 1995 Volume Purchase Agreement between Maxtor and Hyundai Electronics Industries Co. Ltd., on the one hand, and the Company. Prior to such notification, Maxtor had failed to purchase in the Company's second quarter the disks required to be purchased by it under the Volume Purchase Agreement. As a consequence of Maxtor and Hyundai's breach of the Volume Purchase Agreement, the Company on September 25, 1996 filed suit in the United States District Court for the Northern District of California against Hyundai, C.S. Park, K.S. Yoo and Mong Hun Chung alleging breach of the Volume Purchase Agreement and fraud. The Complaint seeks damages in excess of $206 million. The Court denied motions to dismiss filed by defendants Park and Yoo, each of whom is expected therefore to answer the complaint. Defendants Hyundai and Chang have moved to dismiss for insufficient service of process. The court is scheduled to hear that motion on June 20, 1997. The Company intends to vigorously prosecute its claim.

      MAXTOR CORPORATION V. STORMEDIA, INC., ET AL.

      On December 19, 1996, Maxtor Corporation filed an action in Colorado state court for the County of Boulder against the Company, its subsidiary, StorMedia International Limited, and William J. Almon alleging breach of contract, breach of warranty, fraud and negligent misrepresentation. The action alleges that the Company's products failed to meet certain of Maxtor's requirements under the November 17, 1995 Volume Purchase Agreement. The action seeks compensatory damages of $100 million. The Colorado state court stayed all proceedings in that action in favor of the above-described federal action against Hyundai.

      WEREZBERGER, ET AL. V. STORMEDIA INCORPORATED

      On September 18, 1996, a purported securities class action complaint, Werczberger, et al. v. StorMedia, Inc. et al., No. CV760825, was filed in the Superior Court of the State of California in the County of Santa Clara. The Complaint alleges that StorMedia and certain of its officers and directors violated California state securities laws by making false and misleading statements of material fact about StorMedia's prospects between November 27, 1995 and August 9, 1996 and, in particular, allegedly false statements regarding volumes of disks to be purchased by Maxtor and Hyundai pursuant to the contract that is the subject of the two above-described actions. The action is purportedly brought on behalf of all persons who purchased StorMedia stock during that period. The Complaint seeks an unspecified amount of damages. The court granted Mr. Almon's demurrer and denied the Company's demurrer. The Court of Appeals has accepted a writ petition challenging the Superior Court's denial of the Company's demurrer. Defendants intend to continue to defend the case vigorously.

ITEM 2.    CHANGES IN SECURITIES

      None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a. On April 24, 1997, the Annual Meeting of Stockholders of the Company was held in Santa Clara, California. An election of Directors was held with a slate of four candidates, William J. Almon, John A. Downer, Francis J. Lunger and Mark S. Rossi being elected to the Board of Directors of the Company. The slate of candidates received 11,085,286 affirmative votes of shares represented and voting, 21,030 shares were instructed and 47,350 shares were withheld from all nominees. Votes withheld from any nominee and broker non-votes were counted for purposes of determining the presence or absence of a quorum.

           Additionally, the stockholders ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. There were 11,142,127 shares voted in favor of the ratification, 6,550 shares voted against the ratification and 4,989 shares abstained. The affirmative vote of the holders of a majority of the Class A Common Stock represented in person or by proxy and entitled to vote at the Annual Meeting ("Votes Cast") was needed in order to approve the foregoing proposals. Votes Cast against the proposals were counted for purposes of determining
           (i) the presence of absence of a quorum for the transaction of business and (ii) the number of Votes Cast with respect to each such proposal. An abstention had the same effect as a vote against the proposal. Broker non-votes were counted for purposes of determining the presence or absence of a quorum, but were not counted as Votes Cast.

ITEM 5.    OTHER INFORMATION

      None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a.  Exhibits.

          10.44* Agreement dated December 17, 1996 between the Company and Micropolis (S) Pte Ltd.

          11.1 Statement regarding computation of earnings (loss) per share

          27.1        Financial Data Schedule

      *   Confidential treatment has been requested.

      b.  Reports on Form 8-K

          None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STORMEDIA INCORPORATED
                                            (Registrant)



Date: May 12, 1997                      By:  /s/ Stephen M.  Abely
                                          -------------------------------------
                                                Stephen M. Abely, Vice President
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                INDEX TO EXHIBITS


     EXHIBIT                                                                                                  PAGE
     -------                                                                                                  ----
         10.44    Agreement dated December 17, 1996 between the Company and Micropolis (S) Pte Ltd. .......
         11.1     Statement regarding computation of per-share earnings ...................................
         27.1     Financial Data Schedule .................................................................