Form 10-Q
period 1997-06-27
STORMEDIA INC
filed 1997-08-11
CIK 942787

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 27, 1997

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

         As of August 1, 1997, 13,533,943 of the Registrant's Class A Common Stock, $0.013 par value, and 4,362,001 shares of the Registrant's Class B Common Stock, $0.013 par value, were issued and outstanding.



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

     Item 1.   Condensed Consolidated Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Operations -- Three and Six Months Ended June 27,
                      1997 and June 28, 1996......................................................................... 3
                  Condensed Consolidated Balance Sheets -- As of June 27, 1997 and December 31, 1996..................4
                  Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 27, 1997 and
                      June 28, 1996.................................................................................. 5
                  Notes to Condensed Consolidated Financial Statements............................................... 6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................7

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings.....................................................................................19
     Item 2.   Changes in Securities.................................................................................19
     Item 3.   Defaults Upon Senior Securities...................................................................... 19
     Item 4.   Submission of Matters to a Vote of Securities Holders................................................ 19
     Item 5.   Other Information.................................................................................... 20
     Item 6.   Exhibits and Reports on Form 8-K..................................................................... 20

SIGNATURES...........................................................................................................21

PART I.    FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            ------------------               ----------------
                                                       JUNE 27, 1997   JUNE 28, 1996   JUNE 27, 1997  JUNE 28, 1996
                                                       -------------   -------------   -------------  -------------


Net sales                                               $ 32,553     $ 57,652            $ 66,653     $118,808
Cost of sales                                             41,224       42,761              80,228       86,808
                                                        --------     --------            --------     --------
   Gross profit                                           (8,671)      14,891             (13,575)      32,000

Operating expenses:
Research and development                                   3,480        4,419               6,670        8,127
Selling, general, and administrative                       2,481        2,129               4,820        4,179
Bad debt expense                                           5,438         --                 5,438         --
                                                        --------     --------            --------     --------
   Total operating expenses                               11,399        6,548              16,928       12,306

   Operating earnings (loss)                             (20,070)       8,343             (30,503)      19,694

Interest income (expense), net                              (804)         827              (1,366)       1,312
                                                        --------     --------            --------     --------

Earnings (loss) before income tax expense (benefit)      (20,874)       9,170             (31,869)      21,006
                                                        --------     --------            --------     --------

Income tax expense (benefit)                                  29        1,375              (1,647)       3,742

Net earnings (loss)                                     $(20,903)     $ 7,795            $(30,222)     $17,264
                                                        ========     ========            ========     ========


Earnings (loss) per share:

   Primary                                              $  (1.17)     $  0.42              $(1.70)    $   0.94
                                                        ========     ========            ========     ========

   Fully diluted                                        $  (1.17)     $  0.42              $(1.70)    $   0.94
                                                        ========     ========            ========     ========

Shares used in per share computation:

   Primary                                                17,882       18,426              17,835       18,365
                                                        ========     ========            ========     ========

   Fully diluted                                          17,882       18,426              17,835       18,368
                                                        ========     ========            ========     ========

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 JUNE 27,             DECEMBER 31,
                                                                                   1997                   1996
                                                                                 ---------              --------
                                                                               (UNAUDITED)
ASSETS
   Current assets:
      Cash and cash equivalents and short-term investments                       $  23,402              $ 47,711
      Accounts receivable, less allowances of $8,750 at June 27, 1997
        and $1,177 at December 31, 1996                                             18,626                31,047
      Income taxes receivable                                                        1,738                    --
      Inventories                                                                   21,737                14,848
      Prepaid expenses                                                               7,417                 6,794
      Deferred income taxes                                                             --                 2,819
                                                                                 ---------              --------
                Total current assets                                                72,920               103,219
   Plant and equipment, net                                                        140,985               137,162
   Deferred income taxes                                                                --                    17
   Deposits and other assets                                                         1,136                 1,338
                                                                                 ---------              --------
                                                                                 $ 215,041             $ 241,736
                                                                                 =========              ========
LIABILITIES AND EQUITY
   Current liabilities:
      Trade accounts payable                                                      $ 26,697             $  25,234
      Current portion of long-term debt                                             16,692                 5,014
      Accrued salaries and benefits                                                  5,299                 4,151
      Income taxes payable                                                              --                 2,556
      Other accrued expenses                                                         3,832                 1,952
                                                                                 ---------              --------
                Total current liabilities                                           52,520                38,907
   Deferred income taxes                                                                --                   245
   Long-term debt, less current portion                                             33,447                45,024
   Equity:
      Common stock, par value $.013 per share                                          237                   233
      Additional paid-in capital                                                   126,418               124,686
      Retained earnings                                                              2,419                32,641
                                                                                 ---------              --------
                Total equity                                                       129,074               157,560
                                                                                 ---------              --------
                                                                                 $ 215,041            $  241,736
                                                                                 =========              ========



     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      SIX MONTHS ENDED
                                                                            -------------------------------------
                                                                            JUNE 27, 1997           JUNE 28, 1996
                                                                            -------------           -------------
                                                                              (UNAUDITED)            (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings (loss)                                                          $(30,222)             $ 17,264
   Adjustments to reconcile earnings (loss) to net cash provided by
      (used in) operating activities:
   Depreciation and amortization                                                  14,666                 6,961
   Bad debt expense                                                                5,438                    --
   Deferred income taxes                                                           2,591                    --
   Net loss on disposition of plant and equipment                                    263                    --
   Changes in operating assets and liabilities:
      Accounts receivable                                                          6,983                (6,485)
      Inventories                                                                 (6,519)               (5,673)
      Prepaid expenses                                                              (516)               (2,050)
      Other assets                                                                   202                  (302)
      Trade accounts payable                                                       1,463                15,149
      Accrued liabilities                                                          3,028                   610
      Net income taxes payable/(receivable)                                       (4,294)                3,492
                                                                                --------              --------
        Net cash (used in) provided by operating activities                       (6,917)               28,966
                                                                                --------              --------
INVESTING ACTIVITIES
   Acquisition of plant and equipment                                            (19,221)              (53,110)
   Net purchases of and proceeds from sale of short-term investments               7,065                18,326
                                                                                --------              --------
        Net cash used in investing activities                                    (12,156)              (34,784)
                                                                                --------              --------
FINANCING ACTIVITIES
   Short-term borrowings                                                              --                10,000
   Issuance (payment) of long-term obligations                                       101                  (111)
   Proceeds from issuance of Common stock, net of issuance costs                   1,728                 1,603
   Settlement of Put Options                                                          --                (1,994)
   Repurchase of Class A Common Stock                                                 --                (7,212)
                                                                                --------              --------
        Net cash provided by financing activities                                  1,829                 2,286
                                                                                --------              --------
   (Decrease) in cash and cash equivalents                                      $(17,244)               (3,532)
   Cash and cash equivalents at beginning of period                               23,788                37,407
                                                                                --------              --------
   Cash and cash equivalents at end of period                                   $  6,544              $ 33,875
                                                                                ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                       $ 1,502               $     --
                                                                                ========              ========
   Cash paid for income taxes                                                   $    40               $     --
                                                                                ========              ========
   Non-cash financing and investing activities:
      Tax benefit arising from early dispositions of stock issued
        upon exercise of stock options                                         $     --               $    901
                                                                                ========              ========


     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION FOR THREE AND SIX MONTHS ENDED JUNE 27, 1997 AND
                          JUNE 28, 1996 IS UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments which are necessary for a fair presentation. Operating results for the three and six months ended June 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996 which was filed with the Securities and Exchange Commission on March 25, 1997.

NOTE 2 - BALANCE SHEET COMPONENTS



                                            JUNE 27, 1997    DECEMBER 31, 1996
                                            -------------    -----------------
                                             (UNAUDITED)
Inventories:
    Raw materials                             $   8,350         $   6,586
    Work-in-process                               7,024             5,638
    Finished goods                                6,363             2,624
                                              ---------         ---------
           Total inventories                  $  21,737         $  14,848
                                              =========         =========
Plant and equipment:
    Land                                      $     220         $     220
    Building and leasehold improvements          33,366            32,009
    Machinery and equipment                     103,450            95,982
    Construction-in-progress                     40,803            32,161
                                              ---------         ---------
                                              $ 177,839         $ 160,372
    Less allowance for depreciation and
        amortization                            (36,854)          (23,210)
                                              ---------         ---------
           Plant and equipment, net           $ 140,985         $ 137,162
                                              =========         =========

NOTE 3 - LONG-TERM DEBT

      For the three months ended March 28, 1997, the Banks granted the Company waivers of certain financial covenants and subsequently amended certain financial covenants of the Term Loan Facility. For the three months ended June 27, 1997, the Banks granted the Company a thirty day waiver of certain financial covenants. The Company is currently in discussions with the Banks to revise certain financial covenants under an amendment to the Term Loan Facility.

NOTE 4 - BAD DEBT EXPENSE

      The Company charged $5.4 million to bad debt expense during the three months ended June 27, 1997. Such charges were for reserves related to receivables on sales of certain products for which the Company may not receive payment.

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

OVERVIEW

        During 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"), representing 71% and 25% of net sales, respectively. In November 1995, the Company entered into a multi-year Supply Agreement with Maxtor (the "Maxtor Supply Agreement") pursuant to which Maxtor agreed to purchase specified volumes over a four-year period. In June 1996, Maxtor repudiated the Maxtor Supply Agreement and caused the Company to experience excess capacity while it sought to qualify in additional products with new and existing customers. While Seagate and other customers have taken a portion of this capacity, during the first half of 1997, the Company continued to experience excess manufacturing capacity as it sought to qualify its products in new and existing customers' product programs. During the six months ended June 27, 1997, sales to Seagate represented 66% of net sales.

        Recently, the Company has qualified its products in the product programs of both new and existing customers. In December 1996, the Company entered into a multi-year agreement with Micropolis(s) Pte Ltd., a manufacturer of digital audio/video disk drives (the "Micropolis Agreement"). Under the terms of the Micropolis Agreement, the Company has set up and begun to operate a 15,000 square foot thin film manufacturing facility (the "Micropolis Facility") within Micropolis' 400,000 square foot disk drive manufacturing plant in Singapore. Micropolis has agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999. The Company believes that the Micropolis Agreement will result in savings for both companies in areas such as packaging, transportation and response time. The Company expects that the Micropolis Facility will begin furnishing Micropolis with a portion of its thin film requirements in the third quarter of 1997. In addition, the Company has agreed to supply Micropolis with specified volumes of products from its other facilities until the Micropolis Facility is completed. During the six months ended June 27, 1997, sales to Micropolis represented 19% of net sales. While the Company expanded its customer base during the first half of 1997, some product qualifications that were expected to be completed were not and, as a result, unit volumes were less than projected by the Company, negatively impacting net sales. The Company is in various stages of product qualifications with other potential customers and expects to commence shipping under certain of these programs in the second half of 1997. However, the qualification of new products is a costly and time consuming process and there can be no assurance that the Company will successfully continue to find new customers or successfully qualify its products in their product programs on a timely basis.

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

        The Company expects that a substantial portion of the Company's shipments in the remainder of 1997 will be of new products, including high performance magneto resistive (MR) disks. Generally, new products have higher average selling prices than more mature products but initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. The Company expects its gross margins to continue to be negatively impacted by the introduction of these and other new products in the remainder of 1997.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               -----------------------        ------------------------
                                               JUNE 27,         JUNE 28,      JUNE 27,        JUNE 28,
                                                 1997             1996          1997            1996
                                               -------          ------        -------          ------
Net sales                                        100.0%          100.0%         100.0%          100.0%
Cost of sales                                    126.6%           74.2%         120.4%           73.1%
                                               -------          ------        -------          ------
   Gross profit                                  (26.6%)          25.8%         (20.4%)          26.9%

Operating expenses:
Research and development                          10.7%            7.7%          10.0%            6.8%
Selling, general, and administrative               7.6%            3.7%           7.2%            3.5%
Bad debt expense                                  16.7%             --            8.2%             --
                                               -------          ------        -------          ------
   Total operating expenses                       35.0%           11.4%          25.4%           10.3%
                                               -------          ------        -------          ------
   Operating earnings (loss)                     (61.7%)          14.5%         (45.8%)          16.6%

Interest income (expense) net                     (2.5%)           1.4%          (2.0%)           1.1%
                                               -------          ------        -------          ------

Earnings (loss) before income tax
   expense (benefit)                             (64.1%)          15.9%         (47.8%)          17.7%

Income tax expense (benefit)                       0.1%            2.4%          (2.5%)           3.1%
                                               -------          ------        -------          ------
Net earnings (loss)                              (64.2%)          13.5%         (45.3%)          14.5%
                                               =======          ======        =======          ======

1997 COMPARED TO 1996

Net Sales

         Net sales decreased 43.5% to $32.6 million for the three months ended June 27, 1997 from $57.7 million for the three months ended June 28, 1996. For the six months ended June 27, 1997, nets sales decreased 43.9% to $66.7 million from $118.8 million for the six months ended June 28, 1996. The decrease in net sales was primarily due to a decrease in unit volume and secondarily due to a slight decrease in average selling prices. In addition, the Company increased its reserves for receivables based on higher returns experienced during the three months ended June 27, 1997. The Company's principal customers during the six months ended June 27, 1997 were Seagate Technology, Inc. ("Seagate") and Micropolis (S) Pte Ltd. ("Micropolis"). The Company's customers during the six months ended June 28, 1996 were Seagate and Maxtor Corporation ("Maxtor").

         Net sales for the six months ended June 27, 1997 as compared to the six months ended June 28, 1996 were negatively impacted by the failure of Maxtor and Hyundai to purchase the volumes committed under the Maxtor Supply Agreement. In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes required by the Maxtor Supply Agreement. Maxtor subsequently repudiated the Maxtor Supply Agreement. However, in the third quarter of 1996 the Company continued to ship products to Maxtor (although in lesser volumes and at lower average selling prices than in the second quarter of 1996 and the comparable prior year quarter). In September 1996, the Company filed a lawsuit in the United States District Court of Northern California, San Jose Division, against Hyundai Electronics Industries Co., Ltd., seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor Corporation. The Company is seeking additional customers to utilize the manufacturing capacity as it seeks to qualify its products in additional new and existing customers' product programs.

         Although the Company expanded its customer base during the first half of 1997, some product qualifications that were expected to be completed were not, resulting in lower than anticipated net sales. These qualification problems are being addressed and the Company hopes to increase net sales during the second half of 1997.

Gross Profit

         The Company's gross profit decreased 158.2% to $(8.7) million for three months ended June 27, 1997 from $14.9 million for the three months ended June 28, 1996. For the six months ended June 27, 1997, gross profit decreased 142.4% to $(13.6) million from $32.0 million for the six months ended June 28, 1996. Gross profit as a percentage of net sales for the three and six months ended June 27, 1997 were (26.6%) and (20.4%) as compared to 25.8% and 26.9% for the three and six months ended June 28, 1996. The principal factors contributing to the decrease in gross profit were continuing decreased unit volumes as a result of the failure of Maxtor to purchase the volumes committed to under the Maxtor Supply Agreement and the resulting under-utilization of production capacity. As a result of Maxtor's failure to purchase committed volumes, the Company's Tuas facility in Singapore was significantly underutilized. Additionally, during the first half of 1997, the Company significantly increased reserves for finished goods inventory for certain products which were manufactured for specific customer programs and may not be salable for those programs. The Company expects gross margins in 1997 will remain at levels below those experienced in 1995 and the first half of 1996 due primarily to the continuing excess manufacturing capacity resulting from Hyundai's repudiation. The Company continues to seek to expand its customer base to utilize this capacity. The Company expects that a substantial portion of its shipments in the remainder of 1997 will be of new products for new and existing customers. New products often initially have lower manufacturing yields, initially are produced in lower quantities than more mature products and, as a result, initially have lower gross margins. Manufacturing yields and gross margins generally improve as the product matures and production volumes increase.

Research and development

         Research and development expenses decreased 21.2% to $3.5 million for the three months ended June 27, 1997 from $4.4 million for the three months ended June 28, 1996, increasing as a percentage of net sales to 10.7% for the three months ended June 27, 1997 from 7.7% for the comparable prior year three month period. For the six months ended June 27, 1997, research and development expenses decreased 17.9% to $6.7 million from $8.1 million for the six months ended June 28, 1996, increasing as a percentage of net sales to 10.0% for the six months ended June 27, 1997 from 6.8% for the comparable prior year six month period. The decrease in research and development expense was due primarily to the reduction in the volume of samples produced.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 16.5% to $2.5 million for the three months ended June 27, 1997 from $2.1 million for the three months ended June 28, 1996, increasing as a percentage of net sales to 7.6% for the three months ended June 27, 1997 from 3.7% for the comparable prior year three month period. For the six months ended June 27, 1997, selling, general & administrative expenses increased 15.3% to $4.8 million from $4.2 million for the six months ended June 28, 1996, increasing as a percentage of net sales to 7.2% for the six months ended June 27, 1997 from 3.5% for the comparable prior year six month period. The increase in selling, general and administrative expenses are due primarily to increased staffing in Singapore and increased professional fees.

Bad Debt Expense

         The Company charged $5.4 million to bad debt expense during the three months ended June 27, 1997, representing 16.7% of net sales. Such charges were for reserves related to receivables on sales of certain products for which the Company may not receive payment.

Interest, Net

         Interest, net for the three months ended June 27, 1997 was $0.8 million net expense compared to $0.8 million net income for the three months ended June 28, 1996. Interest, net for the six months ended June 28, 1997 was $1.4 million net expense compared to $1.3 million net income for the comparable prior year six month period. The change was primarily attributable to lower net cash levels during the three months and six months ended June 27, 1997 as compared to the comparable prior year three and six months periods.

Income Tax Expense

         The Company's effective tax rate (which includes federal and state income tax expense) for the three and six months ended June 28, 1996 were 15% and 17.8%, respectively. The Company has been granted a seven year tax holiday in Singapore which expires in 2005. The benefit of the Company's income tax holiday in Singapore is the primary factor contributing to the lower tax rate. The Company's tax benefit recorded for the six months ended June 27, 1997 approximates expected recoverability on previously paid taxes.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term investments of $23.4 million as of June 27, 1997 decreased $24.3 million from December 31, 1996, primarily due to the acquisition of plant and equipment offset by changes in working capital.

         During the six months ended June 27,1997, the Company used $6.9 million in operating activities. Uses included $30.2 million of net loss, $6.5 million increase in inventory, offset by $14.7 million of depreciation and amortization and a $7.0 million decrease in accounts receivable.

         The Company used $12.2 million in investing activities for the six months ended June 27, 1997. Investing activities consisted primarily of investments of $19.2 million for capital expenditures for facilities expansion for its Singapore operations, including its substrate facility, offset by $7.1 million sale of short-term investments. While the Company has invested $19.2 million in acquisition of plant and equipment for the six months ended June 27, 1997, capital expenditures are being reduced to better align the resources and expenses with sales expectations. Capital expenditures are expected to approximate no more than $35 million during 1997, primarily for maintenance capital in Singapore and Santa Clara, California. The Company had $8.2 million of noncancellable purchase commitments for replacement of existing plant and equipment outstanding at June 27, 1997.

         The Company's principal sources of liquidity at June 27, 1997 consisted of $23.4 million of cash and cash equivalents and short-term investments. The Bank Group led by CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce and Banque National de Paris (the "Banks") funded the $50.0 million Term Loan Facility in August 1996. The Term Loan Facility has a three year term, bears an interest rate of LIBOR plus 3% and is secured by the Company's assets located in Singapore and is guaranteed by the parent. In July 1997, the Company terminated its $25.0 million Revolving Credit Facility with the Banks. For the three months ended March 28, 1997, the Banks granted the Company waivers of certain financial covenants and subsequently amended certain financial covenants of the Term Loan Facility. For the three months ended June 27, 1997, the Banks granted the Company a thirty day waiver of certain financial covenants. The Company is currently in discussions with the Banks to revise certain financial covenants under an amendment to the Term Loan Facility. There can be no assurance that the Banks will continue to provide such waivers. Should the Company be in noncompliance with such financial covenants in the future, the inability to receive such waivers could put the Company in default under the Term Loan Facility. A default under this facility could have a material adverse effect on the Company's business, results of operations and financial condition.

         In light of the Company's recent actions to reduce costs, expenses and capital expenditures, the Company believes that the existing cash balances and cash flow from operations will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months. If the Company requires additional capital, it may require additional debt or equity financing. There can be no assurance that such financing will be available to the Company or, if available, will be available on terms which are favorable to the Company or its stockholders. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, reduce its work force, close plants, working capital and research and development expenditures which could adversely affect the Company's future years' operations and competitive position.

FACTORS AFFECTING OPERATING RESULTS

         Dependence on a Limited Number of Customers. During 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"). Aggregate sales to Seagate and Maxtor in 1995 and 1996 represented 99% and 98% respectively, of net sales. During the first half of 1997, sales to Seagate and Micropolis represented 66% and 19%, respectively, of net sales. While the Company continues to seek additional customers to utilize the manufacturing capacity in which it has been manufacturing products for Maxtor, there are a relatively small number of independent high performance disk drive manufacturers. Accordingly, the Company's dependence on a few customers will continue in the future. The significant reduction in purchases by Maxtor and its repudiation of the Maxtor Supply Agreement has and will materially adversely affect the Company's operating results at least through the end of 1997. The Company's existing and several of its potential customers are expanding their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company, could sell thin film disks in competition with the Company or might not sustain or increase their level of orders. The loss of any of the Company's current customers or of any significant future customer, the inability to design into new customers' products, or a significant reduction in the level of orders for any reason would materially adversely affect the Company's business, operating results and financial condition. Additionally, due to the lengthy product qualification process, changes in customers or product mix could have a material adverse effect on the Company's business, results of operations and financial condition during any such transition. Consequently, the loss of Seagate or one or more of the Company's current or potential customers through consolidations, adverse financial or market circumstances or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Rapid Changes in Customer and Product Mix; Risks of Qualification Process. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the fourth quarter of 1996 sales to Seagate represented approximately 95% of net sales, while in the first quarter of 1997 sales to Seagate and Micropolis represented approximately 56% and 21% of net sales, respectively. In addition, the Company's unit sales of MR disks represented 0% of units sold in the second quarter of 1996 compared to 77% of units sold for the comparable quarter of 1997. At any one time the Company typically supplies disks in volume for only five to ten disk drive products, with the mix of such products shifting continually. Disk drive manufacturers demand a variety of thin film disks with differing design, performance and cost characteristics. Thin film disk suppliers, such as the Company, are required to work closely with such manufacturers in order to develop products that will be used in the manufacturers' designs. Thin film disk suppliers seek to have their products "designed in" to a particular disk drive and to be qualified as a primary supplier for new programs. The design-in process is ongoing, lengthy and frequent and the Company must compete for participation in each product program including those of existing customers. As discussed above, Maxtor has terminated the Maxtor Supply Agreement. The Company continues to seek additional customers to utilize the manufacturing capacity in which it had been manufacturing products for Maxtor. While Seagate and other customers have taken a portion of this capacity, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in product programs of both new and existing customers. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. While the Company expanded its customer base during the first half of 1997, some product qualifications that were expected to be completed were not and, as a result, unit volumes were less than projected by the Company, negatively impacting net sales. The Company is in various stages of product qualifications with other potential customers and expects to commence shipping under certain of these programs in the second half of 1997. However, the qualification of new products is a costly and time consuming process and there can be no assurance that the Company will successfully continue to find new customers or successfully qualify its products in their product programs on a timely basis. In the event the Company's products do not become qualified or designed into or qualified in a particular disk drive program on a timely basis, the Company could be excluded as a supplier of disks for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales and lower gross margins. Consistent inability to become qualified or designed into a disk drive program would have a material adverse effect on the Company's business results of operations and financial condition.

         Consolidation Within the Disk Drive Industry. Consolidation within the disk drive industry has reduced the number of potential customers to whom the Company could market its products. In addition to the Seagate acquisition of Conner, Quantum Corporation ("Quantum") closed all of its manufacturing operations in the United States and overseas and transferred all manufacturing production to Matsushita Kotobuki Electronics of Japan ("MKE"), its long-term contract manufacturing partner. While Quantum was a customer of the Company in 1994, MKE has never been a significant customer of the Company. Additionally, during 1995 Maxtor was acquired by Hyundai, which is building a manufacturing facility to manufacture disks for Maxtor disk drives. Given the relatively small number of independent hard disk drive manufacturers who require an independent source of thin film disks, as well as the consolidations and changes which have occurred and are continuing to occur in the industry, there can be no assurance that the Company's efforts to diversify its customer base will be successful. If they are not successful, the Company will continue to be dependent on a relatively limited number of customers, the loss of, or the reduction in orders by, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition.

         Uncertainties Associated with Supply Agreement with Seagate. In June 1995, the Company entered into a Supply Agreement with Seagate (the "Seagate Supply Agreement,") pursuant to which the Company has established a manufacturing facility in Singapore dedicated to manufacturing disks for Seagate (the "Dedicated Facility"). The Company has expended significant financial and management resources to construct and operate at such facility. While Seagate continues to be required to purchase certain volumes of disks through March 31, 1999, Seagate and the Company recently amended and restated the Seagate Supply Agreement (the "Amended Agreement") to allow the Company to manufacture disks for Seagate at any one of its three facilities, subject to qualification. The Amended Agreement also eliminates the pricing formula of the Seagate Supply Agreement. All of the products manufactured under the Amended Agreement must still be qualified by Seagate before products can be delivered to Seagate. To the extent that the Company's facilities do not become qualified in Seagate's programs, Seagate would have no commitment to purchase volumes of disks under the Amended Agreement. Any continued failure to qualify into Seagate's product programs or to qualify the Company's facilities with Seagate would have a material adverse effect on the Company's business, results of operating and financial condition. See "--Variability in Gross Margins and Operating Results."

         Uncertainties Associated with Agreement with Micropolis. In December 1996, the Company entered into a multi-year agreement with Micropolis, a manufacturer of digital audio/video disk drives (the "Micropolis Agreement"). Under the terms of the Micropolis Agreement, the Company will set up and operate a 15,000 square foot thin film manufacturing facility (the "Micropolis Facility") within Micropolis' 400,000 square foot disk drive manufacturing plant in Singapore. Micropolis has agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999, provided that each product must still be qualified by Micropolis. In addition, the Company has agreed to supply Micropolis with specified volumes from its other facilities until the Micropolis Facility is completed, subject to prior qualification of such products.

During the six months ended June 27, 1997, sales to Micropolis represented 19% of net sales. The Company believes that the Micropolis Agreement will result in savings for both companies in areas such as packaging, transport and response time. While the Company has set up two other manufacturing facilities in Singapore, this will be the first time in the industry and for the Company to build a manufacturing facility in a customer's manufacturing plant. The Company expects that the Micropolis Facility will begin furnishing Micropolis with a portion of its thin film requirements in the third quarter of 1997. The Company currently has manufacturing capacity located in Singapore that is under-utilized, a portion of which has been used to manufacture disks for Micropolis. Unless the Company is able to qualify additional customers to utilize this and other currently under-utilized capacity, the Company's gross profits and results of operations will continue to be adversely impacted by under-utilized capacity.

         Variability in Gross Margins and Operating Results. The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1995, 1996, and the first half of 1997, the Company reported a gross margin of 27.0%, 17.3% and (20.4)%, respectively. The Company's gross margins in the first half of 1997 continued to be lower than the levels experienced in 1995 and 1996 primarily due to Maxtor's termination of the Maxtor Supply Agreement and the continued resulting under-utilization of production capacity. While the Company has taken and is continuing to take steps to better align its resources and expenses with sales expectations and reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Operating below capacity has had a significant impact on gross margins. If the Company continues to have excess production capacity, the Company's business, results in operations and financial condition will continue to be materially adversely affected.

         Generally, new products, which have been designed into its customers' products, have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products, and become designed into its customers' programs, in a timely fashion is an important factor in its ability to maintain gross and operating margins. Moreover, manufacturing yields and production capacity utilization impact the Company's gross margins. New products often initially have lower manufacturing yields, are produced in lower quantities and generally have lower gross margins than more mature products. The Company expects that a substantial portion of its shipments in the second half of 1997 will be of new products and will negatively impact the Company's overall yield at least for that period. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the thin film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in manufacturing yields and productivity generally have a significant impact on gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and low capacity utilization which, in turn, adversely affects gross margins and operating results. Despite the Seagate Supply Agreement, as amended and restated, and the Micropolis Agreement, a significant portion of the Company's business is also characterized by short term orders and shipment schedules which typically can be modified or rescheduled without significant penalty to the customer. Therefore, the Company typically plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. These factors have caused and will continue to cause fluctuations in the Company's gross margins and results of operations. See "--Dependence on a Limited Number of Customers," "Uncertainties Associated with Supply Agreement with Seagate" and "Uncertainties Associated With Agreement With Micropolis."

         Dependence on Intensely Competitive Hard Disk Drive Industry; Risk of Excess Industry Capacity. The demand for the Company's thin film disks depends solely upon the demand for hard disk drives. This market is characterized by short product life cycles and rapid technological change and has experienced large fluctuations in product demand. The disk drive industry also has been characterized by periods of oversupply, reductions in customer forecasts, price erosion and reduced production levels. The effect of these cycles on suppliers, including thin film disk manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of contraction. The effect of these cycles may be magnified by increased disk production capacity. During 1995 and 1996, the Company's principal customers and many of its competitors and potential customers engaged in substantial efforts to increase disk manufacturing capacity in light of the then imbalance between previously existing levels of demand for disks and existing industry capacity. These efforts are resulting in significant excess capacity in the industry. To the extent industry capacity exceeds demand, resulting in significant excess capacity, there has been increased levels of competition in the industry which has negatively impacted prices of disks. Continuation of this trend would materially adversely impact the Company's business, results of operations, and financial condition. In addition, in the event of an oversupply of disks, customers who have developed an internal supply of disks are likely to utilize their internal capacity prior to purchasing disks from independent suppliers such as the Company.

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

         Risks Associated With New Substrate Facility. The Company has begun operations at its substrate manufacturing facility in Singapore and expects it to become fully operational during the third quarter of 1997. This facility continues to require the expenditure of significant management resources. In addition to the usual risks of establishing a new manufacturing facility, such as the completion of the buildings, installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are unique risks associated with this facility. First, the Company is vertically expanding its business to include the process of grinding aluminum blanks which occurs prior to the nickel plating process. While the Company believes it has the expertise to establish this process, it has incurred delays and lower yields than expected during its start-up phase. Second, the facility is being established in Singapore and will be the first facility of this type in Singapore. There can be no assurance that the Company will not continue to experience delays and other start-up difficulties or that once the facility is fully operational that it will produce high quality and low cost aluminum substrates. Manufacturing and other problems which occur in connection with the commencement and expansion of operations at this facility could materially adversely affect the Company's results of operations and financial condition.

        Future Capital Needs. The disk industry is capital intensive and the Company expects to require significant additional financial resources over the next several years for capital expenditures, working capital and research and development. The Company spent approximately $78.1 million on capital expenditures during 1996 for expansion of its facilities including investments in Singapore and other capital expenditures. Capital expenditures are expected to approximate no more than $35 million during 1997, primarily for the maintenance capital in Singapore and Santa Clara, California. In light of the Company's recent actions to reduce costs, expenses and capital expenditures, the Company believes it will be able to fund these expenditures from a combination of existing debt financing, cash balances and cash from operations. If these funds are insufficient to finance the Company's requirements, the Company would be required to seek additional debt or equity financing. There can be no assurance that such financing will be available to the Company or, if available, will be available on favorable terms to the Company and its Stockholders.

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

        Risks of International Sales and Manufacturing. In 1995, 1996 and the first half of 1997, international sales (sales delivered to customers in the Far East and Ireland, including foreign subsidiaries of domestic companies) accounted for over 95% of the Company's net sales, and the Company anticipates that international sales will continue to represent the substantial majority of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international sales, including compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, exposure to taxes in multiple jurisdictions and transportation delays and interruptions. Although presently all of the Company's sales are made in U.S. dollars, including sales from its Singapore facility, a portion of the Company's expenses must be paid in Singapore dollars. Future international sales may be denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Additionally, the Company's international business may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies and difficulties in obtaining export licenses. Moreover, a significant portion of the Company's manufacturing operations are located in Singapore which requires the Company to continually implement and monitor new systems, procedures and controls. These risks are exacerbated by the distance of the Singapore facilities from the Company's California headquarters, the fact that the Company was the first thin film disk manufacturer and is the first substrate manufacturer with a facility in Singapore and the fact that Singapore has substantially full employment. These risks will increase as production in Singapore increases as a percentage of the Company's overall sales. Due to the anticipated concentration of the Company's manufacturing operations in Singapore, the impact of the foregoing factors on the Company's business, results of operations and financial condition could be material and adverse.

        Volatility of Stock Price. The trading price of the Company's Class A Common Stock has been volatile since the Company's initial public offering in May 1995 and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, revised earnings estimates, volume purchase agreements, announcements of changes in capacity, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the disk drive or computer industry, comments or recommendations issued by analysts who follow the Company, its competitors or the disk drive industry and general economic and market conditions. In addition, it is possible that from time to time the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Class A Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Class A Common Stock.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         STORMEDIA INCORPORATED V. HYUNDAI ELECTRONICS INDUSTRIES CO., ET AL.

         On July 23, 1996, the Company was informed by Maxtor Corporation that it intended to terminate a November 17, 1995 Volume Purchase Agreement between Maxtor and Hyundai Electronics Industries Co. Ltd., on the one hand, and the Company. Prior to such notification, Maxtor had failed to purchase in the Company's second quarter the disks required to be purchased by it under the Volume Purchase Agreement. As a consequence of Maxtor and Hyundai's breach of the Volume Purchase Agreement, the Company on September 25, 1996 filed suit in the United States District Court for the Northern District of California against Hyundai, C.S. Park, K.S. Yoo and Mong Hun Chung alleging breach of the Volume Purchase Agreement and fraud. The Complaint seeks damages in excess of $206 million. Defendants Park and Yoo have answered the complaint, denying any wrongdoing. Defendants Hyundai and Chung have moved to dismiss for insufficient service of process. The court is scheduled to hear that motion on September 5, 1997. The Company intends to vigorously prosecute its claim.

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

         WEREZBERGER, ET AL. V. STORMEDIA INCORPORATED

         On September 18, 1996, a purported securities class action complaint, Werczberger, et al. v. StorMedia, Inc. et al., No. CV760825, was filed in the Superior Court of the State of California in the County of Santa Clara (the "State Complaint"). The State Complaint alleges that StorMedia and certain of its officers and directors violated California state securities laws by making false and misleading statements of material fact about StorMedia's prospects between November 27, 1995 and August 9, 1996 and, in particular, allegedly false statements regarding volumes of disks to be purchased by Maxtor and Hyundai pursuant to the contract that is the subject of the two above-described actions. The action is purportedly brought on behalf of all persons who purchased StorMedia stock during that period. The Complaint seeks an unspecified amount of damages. On March 21, 1997, the trial court overruled the Company's demurrer to plaintiff's state law securities claim. On June 24, 1997, the Court of Appeal denied the Company's petition for a writ of mandate with respect to the trial court's demurrer ruling.

         On June 19, 1997, a purported class action complaint, Werezberger, et al. v. StorMedia Inc., et al. No. C-97 20538, was filed in the United States District Court, Northern District of California (the "Federal Complaint"). The Federal Complaint alleges that StorMedia and certain of its officers violated federal securities laws by making false and misleading statements of material fact about StorMedia's prospects between November 27, 1995 and August 8, 1996. The substantive allegations of the Federal Complaint are nearly identical to those of the State Complaint. Defendants intend to defend both cases vigorously.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1996 Annual Meeting of Stockholders on April 24, 1997. The results of such meeting were reported in the Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a.  Exhibits.

          10.45*      Supply Agreement between the Company and Seagate
                      Technology, Inc.

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


                                    STORMEDIA INCORPORATED
                                    ----------------------
                                        (Registrant)



Date:  August 11, 1997              By:    /s/ Stephen M.  Abely
                                        --------------------------------------
                                               Stephen M. Abely, Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS




     EXHIBIT                                                                                                      PAGE
     -------                                                                                                   --------
      10.45*          Supply Agreement between the Company and Seagate Technology, Inc........................
      11.1            Statement regarding computation of earnings (loss) per share ...........................
      27.1            Financial Data Schedule.................................................................


*Confidential Treatment has been requsted