Form 10-Q
period 1997-09-26
STORMEDIA INC
filed 1997-11-10
CIK 942787

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 26, 1997

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of October 28, 1997, 13,653,038 shares of the Registrant's Class A Common Stock, $0.013 par value, and 4,362,001 shares of the Registrant's Class B Common Stock, $0.013 par value, were issued and outstanding.

================================================================================

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                                      INDEX



                                                                                               PAGE NO.
                                                                                               --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (Unaudited)........................        3

           Condensed Consolidated Statements of Operations-- Three and Nine Months Ended
              September 26, 1997 and September 27, 1996...................................        3

           Condensed Consolidated Balance Sheets-- As of September 26, 1997 and
              December 31, 1996...........................................................        4

           Condensed Consolidated Statements of Cash Flows -- Nine Months Ended
              September 26, 1997 and September 27, 1996...................................        5

           Notes to Condensed Consolidated Financial Statements...........................        6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations...............................................................        7

PART II.   OTHER INFORMATION

  Item. 1  Legal Proceedings..............................................................       18

  Item. 2  Changes in Securities..........................................................       19

  Item. 3  Defaults Upon Senior Securities................................................       19

  Item. 4  Submission of Matters to a Vote of Securities Holders..........................       19

  Item. 5  Other Information..............................................................       19

  Item. 6  Exhibits and Reports on Form 8-K...............................................       19

SIGNATURES................................................................................       20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                             ----------------------------    -----------------------------
                                             SEPTEMBER 26,  SEPTEMBER 27,    SEPTEMBER 26,   SEPTEMBER 27,
                                                  1997           1996             1997            1996
                                             -------------  -------------    -------------   -------------
                                                      (UNAUDITED)                     (UNAUDITED)
Net sales                                      $  22,226       $  41,575       $  88,878       $ 160,383
Cost of sales                                     28,111          44,130         108,339         130,938
                                               ---------       ---------       ---------       ---------
   Gross profit (deficiency)                      (5,885)         (2,555)        (19,461)         29,445
Operating expenses:
Research and development                           4,252           3,945          10,922          12,072
Selling, general and administrative                2,257           3,984           7,077           8,163
Bad debt expense                                      --              --           5,438              --
                                               ---------       ---------       ---------       ---------
   Total operating expenses                        6,509           7,929          23,437          20,235
   Operating earnings (loss)                     (12,394)        (10,484)        (42,898)          9,210
Other income (expense), net                         (907)           (255)         (2,273)          1,057
                                               ---------       ---------       ---------       ---------
Earnings (loss) before income tax expense
   (benefit)                                     (13,301)        (10,739)        (45,171)         10,267
                                               ---------       ---------       ---------       ---------
Income tax expense (benefit)                          --          (1,611)         (1,647)          2,131
Net earnings (loss)                            $ (13,301)      $  (9,128)      $ (43,524)      $   8,136
                                               =========       =========       =========       =========
Earnings (loss) per share:
   Primary                                     $   (0.74)     $   (0.52)       $   (2.44)      $    0.45
                                               =========       =========       =========       =========
   Fully diluted                               $   (0.74)      $  (0.52)       $   (2.44)      $    0.45
                                               =========       =========       =========       =========
Shares used in per share computation:
   Primary                                        17,919          17,414          17,863          18,048
                                               =========       =========       =========       =========
   Fully diluted                                  17,919          17,414          17,863          18,050
                                               =========       =========       =========       =========



     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                             SEPTEMBER 26,    DECEMBER 31,
                                                                  1997           1996
                                                             -------------    ------------
                                                              (UNAUDITED)
ASSETS
   Current assets:
     Cash and cash equivalents and short-term investments      $  16,250       $  47,711
     Accounts receivable, less allowances of $7,257 at
       September 26, 1997 and $1,177 at December 31, 1996          9,333          31,047
     Income taxes receivable                                       1,738              --
     Inventories                                                  24,330          14,848
     Prepaid expenses                                              6,922           6,794
     Deferred income taxes                                            --           2,819
                                                               ---------       ---------
           Total current assets                                   58,573         103,219
   Plant and equipment, net                                      136,452         137,162
   Deferred income taxes                                              --              17
   Deposits and other assets                                       1,095           1,338
                                                               ---------       ---------
                                                               $ 196,120       $ 241,736
                                                               =========       =========
LIABILITIES AND EQUITY
   Current liabilities:
     Trade accounts payable                                    $  21,990       $  25,234
     Bank debt                                                    48,334           5,014
     Accrued salaries and benefits                                 5,228           4,151
     Income taxes payable                                             --           2,556
     Other accrued expenses                                        4,632           1,952
                                                               ---------       ---------
           Total current liabilities                              80,184          38,907
   Deferred income taxes                                              --             245
   Long-term debt, less current portion                              132          45,024
   Equity:
     Common stock, par value $0.013 per share                        237             233
     Additional paid-in capital                                  126,450         124,686
     Retained earnings (accumulated deficit)                     (10,883)         32,641
                                                               ---------       ---------
           Total equity                                          115,804         157,560
                                                               ---------       ---------
                                                               $ 196,120       $ 241,736
                                                               =========       =========



     See accompanying notes to condensed consolidated financial statements.

                              STORMEDIA INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)


                                                                               NINE MONTHS ENDED
                                                                          ---------------------------
                                                                          SEPTEMBER 26, SEPTEMBER 27,
                                                                              1997           1996
                                                                          ------------- -------------
                                                                                   (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings (loss)                                                      $(43,524)      $  8,136
   Adjustments to reconcile earnings to net cash (used in)
     provided by operating activities:
   Depreciation and amortization                                              22,144         12,249
   Bad debt expense                                                            5,438             --
   Deferred income taxes                                                       2,591             --
   Net loss on disposition of plant and equipment                                263             --
   Changes in operating assets and liabilities:
     Accounts receivable                                                      16,276         (4,595)
     Inventories                                                              (9,112)        (3,692)
     Prepaid expenses                                                            (21)        (3,518)
     Other assets                                                                242           (480)
     Trade accounts payable                                                   (3,244)         6,504
     Accrued liabilities                                                       3,757          2,226
     Net income taxes payable                                                 (4,294)         1,801
                                                                            --------       --------
       Net cash (used in) provided by operating activities                    (9,484)        18,631
                                                                            --------       --------
INVESTING ACTIVITIES
   Acquisition of plant and equipment                                        (22,166)       (67,695)
   Purchase (sale) of short-term investments                                  23,154        (16,346)
                                                                            --------       --------
       Net cash (used in) provided by investing activities                       988        (84,041)
                                                                            --------       --------
FINANCING ACTIVITIES
   Short-term borrowings                                                          --         10,000
   Repayment of short-term borrowings                                         (1,572)       (10,000)
   Issuance of long-term obligations                                              --         50,000
   Repayment of long-term obligations                                             --           (117)
   Proceeds from issuance of Common stock, net of issuance costs               1,760          1,650
   Settlement of Put Options                                                      --         (1,994)
   Repurchase of Class A Common Stock                                             --         (7,212)
                                                                            --------       --------
       Net cash provided by financing activities                                 188         42,327
                                                                            --------       --------
   Increase (decrease) in cash and cash equivalents                           (8,308)       (23,083)
   Cash and cash equivalents at beginning of period                           23,788         37,407
                                                                            --------       --------
   Cash and cash equivalents at end of period                               $ 15,480       $ 14,324
                                                                            ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                   $  2,720       $    129
                                                                            ========       ========
   Cash paid for income taxes                                               $     70       $     80
                                                                            ========       ========
   Non-cash financing and investing activities:
     Tax benefit arising from early dispositions of stock
       issued upon exercise of stock options                                $     --       $    901
                                                                            ========       ========


     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION FOR THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1997 AND
     SEPTEMBER 27, 1996 IS UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments which are necessary for a fair presentation. Operating results for the three and nine months ended September 26, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996 which was filed with the Securities and Exchange Commission on March 25, 1997.

NOTE 2 - NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options (using the treasury stock method) have been included in the computation only when dilutive.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings
(loss) per share, the dilutive effect of stock options will be excluded.

NOTE 3 - BALANCE SHEET COMPONENTS

                                                       SEPTEMBER 26,   DECEMBER 31,
                                                           1997            1996
                                                       -------------   ------------
                                                        (UNAUDITED)
Inventories:
   Raw materials                                         $   6,363       $   6,586
   Work-in-process                                          12,643           5,638
   Finished goods                                            5,324           2,624
                                                         ---------       ---------
         Total inventories                               $  24,330       $  14,848
                                                         =========       =========
Plant and equipment:
   Land                                                  $     220       $     220
   Building and leasehold improvements                      35,046          32,009
   Machinery and equipment                                 111,747          95,982
   Construction-in-progress                                 33,963          32,161
                                                         ---------       ---------
                                                         $ 180,976       $ 160,372
   Less allowance for depreciation and amortization        (44,524)        (23,210)
                                                         ---------       ---------
         Plant and equipment, net                        $ 136,452       $ 137,162
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

OVERVIEW

        During 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"), representing 71% and 25% of net sales, respectively. In November 1995, the Company entered into a multi-year Supply Agreement with Maxtor (the "Maxtor Supply Agreement") pursuant to which Maxtor agreed to purchase specified volumes over a four-year period. In June 1996, Maxtor repudiated the Maxtor Supply Agreement and caused the Company to experience excess capacity while it sought to qualify its products with new and existing customers. While Seagate and other customers have taken a portion of this capacity, during the nine months ended September 26, 1997, the Company continued to experience excess manufacturing capacity as it sought to qualify its products in new and existing customers' product programs. During the nine months ended September 26, 1997, sales to Seagate represented 74% of net sales. Additionally, during the third quarter of 1997, the disk drive industry experienced a general slowdown which resulted in weaker demand for the Company's products.

        Recently, the Company has qualified its products in the product programs of both new and existing customers. In December 1996, the Company entered into a multi-year agreement with Micropolis(s) Pte Ltd., a manufacturer of digital audio/video disk drives (the "Micropolis Agreement"). Under the terms of the Micropolis Agreement, the Company has set up and begun to operate a 15,000 square foot thin film manufacturing facility (the "Micropolis Facility") within Micropolis' 400,000 square foot disk drive manufacturing plant in Singapore. Micropolis has agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999. The Company believes that the Micropolis Agreement will result in savings for both companies in areas such as packaging, transportation and response time. The Company began furnishing Micropolis with a portion of its thin film requirements from the Micropolis Facility during the third quarter of 1997. During the nine months ended September 26, 1997, sales to Micropolis represented 19% of net sales. Additionally, the Company recently qualified in certain product programs of Western Digital Corporation and Samsung Electronics Co. Ltd. While the Company expanded its customer base during the nine months ended September 26, 1997, some product qualifications that were expected to be completed were not and, as a result, net sales were negatively impacted by the decrease in unit volume. The Company is in various stages of product qualifications with other potential customers and expects to commence shipping under certain of these programs in the fourth quarter of 1997 and early 1998. However, the qualification of new products is a costly and time consuming process and there can be no assurance that the Company will successfully continue to find new customers or successfully qualify its products in their product programs on a timely basis.

        While the Company has sought to qualify its products with new and existing customers, during the third quarter of 1997, there was weakness in demand for disk drives and a commensurate decrease in demand for thin film media. The demand for the Company's thin film disk depends solely upon the demand for such disk drives. The disk drive market is presently characterized by short product life cycles, rapid technological change and intense pricing pressures. The disk drive industry has also been characterized by periods of over supply, reductions in customer forecast, price erosion and reduced production levels. These cycles are magnified by increasing production capacity in the disk industry. To the extent industry capacity continues to exceed demand, the Company will continue to experience increased levels of competition and over capacity.

        The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During

1996 and the nine months ended September 26, 1997, the Company reported a gross margin of 17.3% and (21.9%), respectively. The Company's gross margins were lower during the nine months ended September 26, 1997 from levels experienced in 1996 primarily due to the continuing under-utilization of production capacity from previous levels.

        The Company expects that a substantial portion of the Company's shipments in the remainder of 1997 will be of new products, including high performance magneto resistive (MR) disks. Generally, new products have higher average selling prices than more mature products but initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. The Company's gross margins have been negatively impacted and expect margins to continue to be negatively impacted by the introduction of new products for the remainder of 1997.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                              STORMEDIA INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                           -----------------------------    -------------------------------
                                           SEPTEMBER 26,   SEPTEMBER 27,    SEPTEMBER 26,     SEPTEMBER 27,
                                                1997            1996             1997              1996
                                           -------------   -------------    -------------     -------------
Net sales                                      100.0%           100.0%           100.0%           100.0%
Cost of sale                                   126.5%           106.1%           121.9%            81.6%
                                               -----            -----            -----            -----
   Gross profit (deficiency)                   (26.5)%           (6.1)%          (21.9)%           18.4%
Operating expenses:
Research and development                        19.1%             9.5%            12.3%             7.5%
Selling, general and administrative             10.2%             9.6%             8.0%             5.1%
Bad debt expense                                 0.0%             0.0%             6.1%             0.0%
                                               -----            -----            -----            -----
   Total operating expenses                     29.3%            19.1%            26.4%            12.6%
   Operating earnings (loss)                   (55.9)%          (25.2)%          (48.3)%            5.7%
Other income (expense), net                     (4.1)%           (0.6)%           (2.6)%            0.7%
                                               -----            -----            -----            -----
Earnings (loss) before income
   tax expense                                 (59.9)%          (25.8)%          (50.9)%            6.4%
                                               -----            -----            -----            -----
Income tax expense (benefit)                     0.0%            (3.9)%           (1.9)%            1.3%
Net earnings (loss)                            (59.9)%          (21.9)%          (49.0)%            5.1%
                                               =====            =====            =====            =====

1997 COMPARED TO 1996

Net sales

        Net sales decreased 46.5% to $22.2 million for the three months ended September 26, 1997 from $41.6 million for the three months ended September 27, 1996. For the nine months ended September 26, 1997, net sales decreased 44.6% to $88.9 million from $160.4 million for the nine months ended September 27, 1996. The decrease in net sales was primarily due to a decrease in unit volume and secondarily due to a slight decrease in average selling prices. The Company's customers during the nine months ended September 26, 1997 were Seagate Technology, Inc. ("Seagate") and Micropolis (S) Pte Ltd. ("Micropolis"). The Company's customers for the nine months ended September 27, 1996 were Seagate and Maxtor Corporation ("Maxtor").

        Net sales for the nine months ended September 26, 1997 as compared to the nine months ended September 27, 1996 were negatively impacted by the failure of Maxtor and Hyundai to purchase the volumes committed under the Maxtor Supply Agreement. In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes required by the Maxtor Supply Agreement. Maxtor subsequently repudiated the Maxtor Supply Agreement. However, in the third quarter of 1996 the Company continued to ship products to Maxtor (although in lesser volumes and at lower average selling prices than in the second quarter of 1996 and the comparable prior year quarter). In September 1996, the Company filed a lawsuit in the United States District Court of Northern California, San Jose Division, against Hyundai Electronics Industries Co., Ltd., seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor Corporation. The Company is seeking additional customers to utilize the manufacturing capacity as it seeks to qualify its products in new and existing customers' product programs.

        Although the Company expanded its customer base during the nine months ended 1997, some product qualifications that were expected to be completed were not. As a result, net sales were further negatively impacted by the delay in new product qualifications. In addition, results for the nine months ended were negatively impacted by continued weakness in demand in the disk drive industry. Expansion of net sales depends on industry demand improving and the Company successfully qualifying products with new and existing customers.

Gross profit (deficiency)

        The Company's gross profit (deficiency) decreased 130.3% to $(5.9) million for the three months ended September 26, 1997 from $(2.6) million for the three months ended September 27, 1996. For the nine months ended September 26, 1997, gross profit (deficiency) decreased to $(19.5) million from the $29.4 million for the nine months ended September 27, 1996. Gross profit (deficiency) as a percentage of net sales for the three months ended September 26, 1997 was (26.5)% as compared to (6.1)% for the three months ended September 27, 1996. The principal factors contributing to the decrease in gross profit (deficiency) were decreased unit volumes as a result of the failure of Maxtor to purchase the volumes committed to under the Maxtor Supply Agreement, as well as weakness in demand in the disk drive industry and the resulting under-utilization of production capacity. While the Company has taken actions to reduce its costs and expenses, including rotating shutdowns of all of its media plants, the Company expects gross margins in 1997 will remain at levels below those experienced in 1995 and the first half of 1996. The Company expects that a substantial portion of its shipments in 1997 will be of new products. New products often initially have lower manufacturing yields, initially are produced in lower quantities than more mature products and, as a result, initially have lower gross margins. Manufacturing yields and gross margins generally improve as the product matures and production volumes increase.

Research and development

        Research and development expenses increased 7.8% to $4.3 million for the three months ended September 26, 1997 from $3.9 million for the three months ended September 27, 1996, increasing as a percentage of net sales to 19.1% for the three months ended September 27, 1996 from 9.5% for the comparable prior year three-month period. For the nine months ended September 26, 1997, research and development expenses decreased 9.5% to $10.9 million from $12.1 million for the nine months ended September 27,1996, increasing as a percentage of net sales to 12.3% for the nine months ended September 26, 1997 from 7.5% for the comparable prior year nine month period. The decrease in research and development expense for the nine month period ended September 26, 1997 was due principally to the reduction in the volume of samples produced.

Selling, general and administrative

        Selling, general and administrative expenses decreased 43.3% to $2.3 million for the three months ended September 26, 1997 from $4.0 million for the three months ended September 27, 1996, increasing as a percentage of net sales to 10.2% for the three months ended September 26, 1997 from 9.6% for the comparable prior year three month period. For the nine months ended September 26, 1997, selling, general and administrative expenses decreased 13.3% to $7.1 million from $8.2 million for the nine months ended September 27, 1996, increasing as a percentage of net sales to 8.0% for the nine months ended September 26, 1997 from 5.1% for the comparable prior year nine month period. Included in selling, general and administrative expenses for the three months ended September 27, 1996 was a one-time charge of $2.2 million, principally related to the write-off of loans due from a supplier of plated and polished substrates to the Company.

Other income (expense), net

        Other income (expense), net for the three months ended September 26, 1997 was $0.9 million expense compared to $0.3 million expense for the three months ended September 27, 1996. Other income (expense), net for the nine months ended September 26, 1997 was $2.3 million expense compared to $1.1 million income for the comparable prior year nine-month period. The change was principally attributable to a decrease in interest income as a result of lower net cash levels during the three and nine months ended September 26, 1997 as compared to the comparable prior year three and nine month periods.

Income tax expense

        The Company's effective tax rate (which includes federal and state income tax expense) for the three and nine months ended September 27, 1996 were 15% and 20.8%, respectively. The Company has been granted a seven-year tax holiday in Singapore which expires in 2005. The Company's tax benefit recorded for the nine months ended September 26, 1997 approximates expected recoverability on previously paid taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents and short-term investments of $16.3 million as of September 26, 1997 decreased $31.4 million from December 31, 1996 primarily due to the net loss and acquisition of plant and equipment offset by depreciations and changes in working capital.

        During the nine months ended September 26, 1997, the Company used $9.5 million in operating activities. Principal uses included $43.5 million of net loss, $9.1 million increase in inventory, offset by $22.1 million of depreciation and amortization and a $16.3 million decrease in accounts receivable.

        For the nine months ended September 26, 1997, the Company used $22.2 million in investing activities for capital expenditures primarily for facilities expansion at its Singapore operations, including its substrate facility, offset by $7.0 million sale of short-term investments. While the Company has invested $22.2 million in acquisition of plant and equipment for the nine months ended September 26, 1997, capital expenditures continue to be reduced to better align resources and expenses with sales expectations. Capital expenditures are expected to approximate $25 million during 1997. The Company had $6.5 million of noncancellable purchase commitments for plant and equipment outstanding at September 26, 1997.

        The Bank Group led by CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce and Banque National de Paris (the "Banks") funded the $50.0 million Term Loan Facility in August 1996. The Term Loan Facility has a three-year term, bears an interest rate of LIBOR plus 3% and is secured by the Company's assets located in Singapore and is guaranteed by the parent. In July 1997, the Company terminated its $25.0 million Revolving Credit Facility with the Banks. In the past, the Banks have granted the Company waivers of certain financial covenants and subsequently amended certain covenants of the Term Loan Facility. The Company is currently in violation of certain financial covenants of the Term Loan Facility but remains current on debt service and interest payments and has not been declared to be in default under its Term Loan Facility. The Company is currently in discussions with the Banks to waive or revise certain covenants under an amendment to the Term Loan Facility. There can be no assurance that the Banks will continue to provide such waivers or amend the Term Loan Facility. The inability to receive waivers or amendments could cause the Banks to declare a default under the Term Loan Facility and accelerate payments due thereunder. Such an acceleration would have a material effect on the Company's business, results of operations and financial condition.

        The Company's principal sources of liquidity at September 26, 1997 consisted of $16.3 million of cash and cash equivalents and short-term investments. The Company is implementing various cost savings measures in order to meet its ongoing liquidity requirements. In addition, the Company intends to raise additional working capital in order to fund the Company's desired level of operations and is currently reviewing additional debt and/or equity financing alternatives. While the Company believes it will acquire the necessary capital, there can be no assurance that such financing will be available or will be available on terms which are not dilutive to current shareholders or will be available on terms favorable to the Company or its shareholders. The Company's failure to raise working capital when required would have a material adverse effect on the Company's operations, financial condition and competitive position.

FACTORS AFFECTING OPERATING RESULTS

        Dependence on a Limited Number of Customers. During 1996, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor"). Aggregate shipments to Seagate and Maxtor in 1995 and 1996 represented 99% and 98% respectively, of net sales. During the nine months ended September 26, 1997, shipments to Seagate and Micropolis represented 74% and 19%, respectively, of net sales. As discussed above, Maxtor has terminated the Maxtor Supply Agreement. The Company continues to seek additional customers to utilize the manufacturing capacity in which it has been manufacturing products for Maxtor. While Seagate and other customers have taken a portion of this capacity, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in additional product programs of both new and existing customers. Qualification is a costly and time consuming process and there can be no assurance that the Company will continue to qualify products with its present customers, successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. Accordingly, the Company expects Maxtor's failure to purchase committed volumes and its termination of the Maxtor Supply Agreement to continue to negatively impact its results of operation's at least through the end of 1997.

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

        Recently, there has been a slowdown in demand for disk drive products and a commensurate decrease in demand for thin film media. To the extent that a decrease in demand has created excess industry capacity, customers, such as Seagate, who have developed an internal supply of disks are likely to utilize their internal capacity prior to purchasing disks from independent suppliers such as the Company.

        Rapid Changes in Customer and Product Mix. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the fourth quarter of 1996 sales to Seagate represented approximately 95% of net sales, while in the first quarter of 1997 sales to Seagate and Micropolis represented approximately 56% and 21% of net sales, respectively. In addition, the Company's unit sales of MR disks represented 0% of units sold in the second quarter of 1996 compared to 70% of units sold for the comparable quarter of 1997. At any one time the Company typically supplies disks in volume for only five to ten disk drive products, with the mix of such products shifting continually. Disk drive manufacturers demand a variety of thin film disks with differing design, performance and cost characteristics. Thin film disk suppliers, such as the Company, are required to work closely with such manufacturers in order to develop products that will be used in the manufacturers' designs. Thin film disk suppliers seek to have their products "designed in" to a particular disk drive and to be qualified as a primary supplier for new programs. The design-in process is ongoing, lengthy and frequent and the Company must compete for participation in each product program including those of existing customers. As discussed above, Maxtor has terminated the Maxtor Supply Agreement and the Company continues to seek additional customers to utilize the manufacturing capacity in which it had been manufacturing products for Maxtor. While Seagate and other customers have taken a portion of this capacity, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in product programs of both new and existing customers. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. In the event the Company's products do not become designed into or qualified in a particular disk drive program on a timely basis, the Company could be excluded as a supplier of disks for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales and lower gross margins. Consistent inability to become designed into a disk drive program would have a material adverse effect on the Company's business results of operations and financial condition.

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

        Uncertainties Associated with Supply Agreement with Seagate. In June 1995, the Company entered into a Supply Agreement with Seagate (the "Seagate Supply Agreement,") pursuant to which the Company has established the Dedicated Facility in Singapore to manufacture disks for Seagate. The Company has expended significant financial and management resources to construct and operate at such facility. While Seagate was required to purchase the disks manufactured at the Dedicated Facility through March 31, 1999, Seagate and the Company recently amended the Seagate Supply Agreement (the "Amended Agreement") to allow the Company to manufacture disks for Seagate at any one of its three facilities. The Amended Agreement also eliminates the pricing formula of the Seagate Supply Agreement. All of the products manufactured under the Amended Agreement must still be qualified by Seagate before products can be delivered to Seagate. As a result, while Seagate continues to be obligated to purchase certain volumes and continues to be a significant customer, the volumes purchased are not sufficient to fill plants and the Company has been operating with excess capacity. To the extent the Company continues to operate at less than full capacity, the Company's business, results of operating and financial condition will continue to be materially adversely affected. See "--Variability in Gross Margins and Operating Results."

        Uncertainties Associated with Agreement with Micropolis. In December 1996, the Company entered into a multi-year agreement with Micropolis, a manufacturer of digital auto/video disk drives. Under the terms of the Micropolis Agreement, the Company agreed to set up and operate a 15,000 square foot thin film manufacturing facility (the "Micropolis Facility") within Micropolis' 400,000 square foot disk drive manufacturing plant in Singapore. Micropolis has agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999. In addition, the Company has agreed to supply Micropolis with specified volumes from its other facilities until the Micropolis Facility is completed. During the nine months ended September 26, 1997, sales to Micropolis represented 19% of net sales. The Company believes that the Micropolis Agreement will result in savings for both companies in areas such as packaging, transportation and response time. While the Company has set up two other manufacturing facilities in Singapore, this will be the first time in the industry and for the Company to build a manufacturing facility in a customer's manufacturing plant and each product must still be qualified by Micropolis. The Micropolis Facility began furnishing Micropolis with a portion of its thin film requirements during the third quarter of 1997. While construction of the Micropolis Facility to date has been on schedule, there can be no assurance that the Company will be able to complete the Micropolis Facility within budget or on a timely basis. Additionally, the Company currently has manufacturing capacity located in Singapore that is under-utilized. To the extent that the Company continues to build additional facilities, the under-utilized capacity for the Company will not be reduced unless the Company significantly increases its sales. Continued under-utilized capacity will adversely impact the Company's gross profits and results of operations.

        Variability in Gross Margins and Operating Results. The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1995, 1996, and the nine months ended September 26, 1997, the Company reported a gross margin of 27.0%, 17.3% and (21.9)%, respectively. The Company's gross margins in the nine months ended September 26, 1997 continued to be lower than the levels experienced in 1995 and 1996 primarily due to Maxtor's termination of the Maxtor Supply Agreement, decline in demand in the disk drive industry and the continued resulting under-utilization of production capacity. While the Company has taken steps to better align its resources and expenses with sales expectations and reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Despite rotating shutdowns of its facilities, continuing operations below capacity has had a significant impact on gross margins. If the Company continues to have excess production capacity, the Company's business, results in operations and financial condition will continue to be materially adversely affected.

        Generally, new products, which have been designed into its customers' products, have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products, which have been designed into its customers' products, in a timely fashion is an important factor in its ability to maintain gross and operating margins. Moreover, manufacturing yields and production capacity utilization impact the Company's gross margins. New products often initially have lower manufacturing yields, are produced in lower quantities than more mature products and generally have lower gross margins. The Company expects that a substantial portion of its shipments in the first half of 1997 will be of new products and will negatively impact the Company's overall yield at least for that period. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the thin film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in manufacturing yields and productivity generally have a significant impact on gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and low capacity utilization which, in turn, adversely affects gross margins and operating results. Despite the Seagate Supply Agreement and the Amended Agreement, a significant portion of the Company's business is also characterized by short term orders and shipment schedules which typically can be modified or rescheduled without significant penalty to the customer. Therefore, the Company typically plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. These factors have caused and will continue to cause fluctuations in the Company's gross margins and results of operations. See "--Dependence on a Limited Number of Customers" and "Uncertainties Associated With Agreement With Micropolis."

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

        Risks Associated With New Substrate Facility. The Company's substrate manufacturing facility in Singapore became fully operational during the third quarter of 1997. This facility continues to require the expenditure of significant management resources. In addition to the usual risks of establishing a new manufacturing facility, such as the completion of the buildings, installation of equipment, implementation of systems, procedures and controls and the hiring and training of qualified personnel, there are unique risks associated with this facility. First, the Company is vertically expanding its business to include the process of grinding aluminum blanks which occurs prior to the nickel plating process. While the Company believes it has the expertise to establish this process, it has incurred delays and lower yields than expected during its start-up phase. Second, the facility is being established in Singapore and will be the first facility of this type in Singapore. There can be no assurance that the facility will produce high quality and low cost aluminum substrates. Manufacturing and other problems which occur in connection with the commencement and expansion of operations at this facility could materially adversely affect the Company's results of operations and financial condition.

        Future Capital Needs. The disk industry is capital intensive and the Company expects to require significant additional financial resources over the next several years for capital expenditures, working capital and research and development. The Company spent approximately $78.1 million on capital expenditures during 1996 for expansion of its facilities including investments in the Dedicated Facility, the new Singapore substrate facility and other capital expenditures. Capital expenditures are expected to approximate $25 million during 1997, primarily for the maintenance capital in Singapore and Santa Clara, California. The Company intends to raise additional working capital in order to fund the Company's desired level of operations and is currently reviewing additional debt and/or equity financing alternatives. While the Company believes it will acquire the necessary capital, there can be no assurance that such financing will be available. The Company's failure to raise working capital when required would have a material adverse effect on the Company's operations, financial condition and competitive position.

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

        Intellectual Property and Proprietary Rights. The Company regards elements of its manufacturing process, product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and, increasingly, patent protection. The Company has had seven U.S. patents issued to it, and has fourteen additional patent applications (one of which is a provisional application) pending in the United States. The Company intends to file additional U.S. applications as appropriate for patents covering its products and manufacturing processes. There can be no assurance that patents will be issued with respect to any of the Company's allowed patent applications, that patents will be issued or be allowed with respect to any of the Company's other pending applications, or that claims allowed on any existing or future patents will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents now or hereafter held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that, because of the rapid pace of technological change in the disk and disk drive industries, the legal protections for its products are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

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

        Risks of International Sales and Manufacturing. In 1995, 1996 and the nine months ended September 26, 1997, international sales (sales delivered to customers in the Far East and Ireland, including foreign subsidiaries of domestic companies) accounted for over 90% of the Company's net sales, and the Company anticipates that international sales will continue to represent the substantial majority of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international sales, including compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, exposure to taxes in multiple jurisdictions and transportation delays and interruptions. Although presently all of the Company's sales are made in U.S. dollars, including sales from its Singapore facility, a portion of the Company's expenses must be paid in Singapore dollars. Future international sales may be denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Additionally, the Company's international business may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies and difficulties in obtaining export licenses. Moreover, the Company's efforts to expand its manufacturing operations are concentrated in Singapore. This expansion requires the Company to implement and monitor new systems, procedures and controls and to attract, train, motivate and manage qualified employees effectively. These risks are exacerbated by the distance of the Singapore facilities from the Company's California headquarters, the fact that the Company was the first thin film disk manufacturer and is the first substrate manufacturer with a facility in Singapore and the fact that Singapore has substantially full employment. These risks will increase as production increases at the Singapore facilities. Due to the anticipated expansion of the Company's manufacturing operations in Singapore, the impact of the foregoing factors on the Company's business, results of operations and financial condition could be material and adverse.

        Volatility of Stock Price. The trading price of the Company's Class A Common Stock has been volatile since the Company's initial public offering in May 1995 and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, revised earnings estimates, general conditions in the disk drive or computer industry, volume purchase agreements, announcements of changes in capacity, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights,comments or recommendations issued by analysts who follow the Company, its competitors or the disk drive industry and general economic and market conditions. In addition, it is possible that from time to time the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Class A Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Class A Common Stock.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        STORMEDIA INCORPORATED V. HYUNDAI ELECTRONICS INDUSTRIES CO., ET AL.

        On July 23, 1996, the Company was informed by Maxtor Corporation that it intended to terminate a November 17, 1995 Volume Purchase Agreement between Maxtor and Hyundai Electronics Industries Co. Ltd., on the one hand, and the Company. Prior to such notification, Maxtor had failed to purchase in the Company's second quarter the disks required to be purchased by it under the Volume Purchase Agreement. As a consequence of Maxtor and Hyundai's breach of the Volume Purchase Agreement, the Company on September 25, 1996 filed suit in the United States District Court for the Northern District of California against Hyundai, C.S. Park, K.S. Yoo and Mong Hun Chung alleging breach of the Volume Purchase Agreement and fraud. The Complaint seeks damages in excess of $206 million. Defendants Park and Yoo have answered the Complaint, and the parties are currently engaged in discovery. The Court denied the motion to dismiss the Complaint for insufficient service of process filed by defendants Chung and Hyundai, but Hyundai and Chung have each moved to dismiss the complaint on other grounds. Maxtor has moved to intervene in the action. Each of these motions are set for hearing on December 19, 1997. The Company intends to vigorously prosecute its claim.

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

        WERCZBERGER, ET AL. V. STORMEDIA INCORPORATED

        On September 18, 1996, a purported securities class action complaint, Werczberger, et al. v. StorMedia, Inc. et al., No. CV760825, was filed in the Superior Court of the State of California in the County of Santa Clara. The complaint alleges that StorMedia and certain of its officers and directors violated California state securities laws by making false and misleading statements of material fact about StorMedia's prospects between November 27, 1995 and August 9, 1996. Plaintiff purports to represent a class of persons who purchased StorMedia stock during this period. In particular, the complaint alleges that the StorMedia defendants made allegedly false statements regarding volumes of disks to be purchased by Maxtor and Hyundai pursuant to the contract that is the subject of the two above-described actions. On August 19, 1997, the California Supreme Court granted review of the Superior Court's order overruling the defendants' demurrer. In addition, on June 18, 1997, a federal securities action, Werczberger v. StorMedia, et al., C-97 20538, was filed against the same defendants in the United States District Court for the Northern District of California, San Jose Division. The federal complaint alleges violations of federal securities laws and contains virtually identical allegations to those in the state court complaint. Defendants intend to continue to defend these cases vigorously.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Company is currently in violation of certain financial covenants of the Term Loan Facility but remains current on debt service and interest payments and has not been declared to be in default under its Term Loan Facility. The Company is currently in discussions with the Banks to waive or revise certain covenants under an amendment to the Term Loan Facility. There can be no assurance that the Banks will continue to provide such waivers or amend the Term Loan Facility. The inability to receive waivers or amendments could cause the banks to declare a default under the Term Loan Facility and accelerate payments due thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits.

         11.1     Statement regarding computation of  earnings (loss) per share

         27.1     Financial Data Schedule

     b.  Reports on Form 8-K

         On October 22, 1997, the Company filed a Current Report on Form 8-K reporting its press release dated October 22, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STORMEDIA INCORPORATED
                                                       (Registrant)



Date:  November 10, 1997         By:    /s/ STEPHEN M.  ABELY
                                    --------------------------------------------
                                    Stephen M. Abely, Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                INDEX TO EXHIBITS



    EXHIBIT                                                                                  PAGE
   --------                                                                                 ------
     11.1         Statement regarding computation of per-share earnings...................
     27.1         Financial Data Schedule.................................................