Form 10-K405
period 1997-12-31
STORMEDIA INC
filed 1998-03-31
CIK 942787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 1998, was approximately $33,720,812 based on the last sale price reported for such date on the Nasdaq National Market System. For purposes of this disclosure shares of Class A Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Class A Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 6, 1998, Registrant had 16,136,688 shares of Class A Common Stock and 4,362,001 shares of Class B Common Stock outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART 1

ITEM 1. BUSINESS

     The discussion below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors That May Affect Future Results" and elsewhere in this report, and other risks detailed from time to time in the Company's report filed with the Securities and Exchange Commission.

GENERAL

     StorMedia Incorporated (the "Company") is a leading U.S. independent supplier of thin film disks for hard disk drives used in portable and desktop computers, network servers and workstations. The Company also manufactures substrates for these disks. The Company designs, develops, manufactures and sells disks in 2 1/2 inch and 3 1/2 inch sizes. Within each size, the Company provides a range of coercivities, fly heights and disk thicknesses to meet specific customer requirements. In 1996 and 1997, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate"), Western Digital Corporation ("Western Digital"), Samsung Electronics Company, Ltd. ("Samsung"), Micropolis
(S) Pte. Ltd. ("Micropolis"), and Maxtor Corporation ("Maxtor") .

     The Company was formed in May 1994 to acquire the thin film division (the "Predecessor") of Nashua Corporation ("Nashua"). The Company purchased substantially all of the assets (excluding certain accounts receivable) and assumed certain liabilities (the "Acquisition") of the Predecessor. In December 1997, the Company acquired the outstanding shares of Akashic Memories Corporation ("Akashic"), an indirect subsidiary of Kubota Corporation (the "Merger") and a manufacturer of both thin film disks and media. The Company's principal offices are located at 385 Reed Street, Santa Clara, California 95050 and its telephone number is (408) 327-8400. As used herein, the terms "Company" and "StorMedia" refer to StorMedia Incorporated, a Delaware corporation, and, when the context so requires, its wholly owned subsidiaries, StorMedia International Ltd., a Cayman Islands corporation, Strates Pte Ltd., a Singapore corporation, StorMedia Foreign Sales Corporation, a U.S. Virgin Islands corporation, Akashic Memories Corporation, a California corporation and Akashic Kubota Technologies Sdn. Bhd., a Malaysian corporation.

STORMEDIA STRATEGY

     The Company's strategy is to combine leading disk and substrate technology with high volume manufacturing expertise to serve the growing and technologically demanding hard disk drive market. The Company seeks to address the competitive pressures of the disk drive industry by providing advanced products at competitive prices, and by developing new technologies and improving manufacturing efficiency.

     The Company is focusing its development efforts on increasing storage capacity and disk durability to meet the requirements of advanced disk drives. Efforts to increase storage capacity include enhancing magnetics and reducing fly heights. The manufacturing of thin film disks involves the deposition of extremely thin, uniform layers of magnetic film onto a disk substrate using a vacuum sputtering process. The Company uses proprietary sputtering techniques which permits the deposition of multiple layers of magnetic material, reducing magnetic noise, thereby improving signal to noise ratios. In addition, the Company has developed various magnetic alloys of cobalt, chromium, platinum and tantalum designed to optimize the particular magnetic recording parameters required by the Company's customers. These technologies have enabled the Company to produce disks having coercivity levels of 2400 oersted ("oe") and above. The Company has developed nonmechanical texture techniques using laser and deposition technologies to produce more consistent surface finishes that allow for lower flying heights. During 1997, the Company began volume shipments of magnetoresistive ("MR") zone textured media that supports areal densities of approximately 2.1GB per 3 1/2" disk. The Company is also providing samples of MR zone textured media at approximately 4.0GB per 3 1/2" disk to certain customers and is seeking customer qualifications on additional MR and Giant

MR disk drive programs. The Company will continue to place significant emphasis on MR product development and production processes and capabilities with a goal of increasing volume production and yields. There can be no assurance that the Company will be successful in attaining these goals. In addition, the market for 2 1/2 inch disks, the predominant disk used in portable and notebook computers, has transitioned to glass/ceramic substrates, which have durability characteristics superior to nickel plated aluminum substrates. The Company has developed disks based on glass/ceramic substrates and has supplied these disks to certain customers in volume.

     An important component of the Company's strategy is to develop close relationships with the major hard disk drive manufacturers and to collaborate with them during the design phase of new disk drives. By forming close relationships with its customers, understanding customers' product requirements and rapidly developing the technology capable of meeting these requirements, the Company believes it can effectively respond to customer needs and bring advanced new products to market on a timely basis. The Company also believes that the disk drive industry today demands bigger players with broader expertise to satisfy customer requirements. In December 1997, the Company completed the acquisition of Akashic. This acquisition provides the Company with not only Akashic's unique substrate resources and expertise but also broadens the Company's customer base while allowing for potential economics of scale and further efficiencies from combined operations.

     The Company's strategy is to locate its manufacturing and marketing resources in close proximity to its customers in Singapore and Malaysia. While other manufacturers, including Seagate, have recently announced their intention to establish disk manufacturing facilities in Singapore, the Company is the first and presently the only independent thin film disk supplier with a manufacturing facility in Singapore, where, according to the Singapore Economic Development Board, in 1997, approximately 40% of hard disk drives produced worldwide were manufactured.

PRODUCTS

     In 1997, the Company supplied thin film disks in 2 1/2 and 3 1/2 inch sizes which are used in disk drives contained in mobile computers such as notebooks and laptops as well as stationary computers such as desktop computers, servers and workstations. Within each disk size, the Company offers disks with a range of coercivities, fly heights and disk thicknesses to meet specified customer requirements. Today's computer applications require large amounts of data storage and the demand for greater data storage is increasing as new applications arise. The Company's products seek to address these increasing storage requirements.

     In 1996, the Company formed Strates Pte Ltd. ("Strates") as a subsidiary of StorMedia International Ltd., a wholly owned subsidiary of StorMedia Incorporated and acquired an additional substrate facility, Akashic Kubota Technologies ("AKT") as part of the Merger. In addition to the traditional substrates they offer, Strates and AKT have developed and are beginning to offer an advanced substrate to the disk industry to meet its evolving requirements. Advanced disks, particularly those used in conjunction with magnetoresistive ("MR") heads, require higher areal densities and must support lower glide heights, increased durability requirements and more stringent cleanliness requirements than previous disks. To meet these new specifications, the Company has made major improvements to the substrate in the area of flatness, smoothness and uniformity. The Company has employed proprietary techniques together with the most advanced equipment and facility to develop such a substrate which is called "Super Polish." The Company believes that this substrate meets the needs of MR and is currently sampling these substrates to outside customers.

CUSTOMERS AND MARKETING

     The Company sells its products to independent OEM disk drive manufacturers for incorporation into hard disk drives which are marketed under the manufacturers' own labels. During 1996, sales to Seagate and Maxtor represented 71% and 25% of the Company's net sales, respectively. During 1997, the Company sold products to three new major customers, Samsung, Western Digital and Micropolis with sales to Seagate and Micropolis represented 62% and 18% of net sales, respectively. The Merger has expanded the Company's customer base by adding Syquest Technology, Inc. and JTS Corporation as new customers. Due to the relatively small number of independent high performance disk drive manufacturers, the Company's depen-dence on a few customers will continue for the foreseeable future. Additionally, given the rapid development of new disk drive products, it is common in the industry for the relative mix of customers to change rapidly, even from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Limited Number of Customers" and "-- Rapid Changes in Customer and Product Mix."

     The Company believes that close technical collaboration with its customers during the design phase of new disk drives facilitates integration of the Company's products into new disk drives, improves the Company's ability to rapidly reach high volume manufacturing and enhances the likelihood that the Company will become a primary supplier of thin film disks for new disk drive programs. However, the design-in process is ongoing and changes for each new product design and the Company must compete for participation in each product program, even those of existing customers.

     In December 1996, the Company entered into a multi-year agreement with Micropolis (S) Pte. Ltd., a manufacturer of digital audio/video disk drives ("Micropolis") and a wholly-owned subsidiary of Singapore Technologies. Under the terms of the agreement, the Company set up and operated a 15,000 square foot thin film manufacturing facility (the "Micropolis Facility") within Micropolis' 400,000 square foot disk drive manufacturing plant in Singapore (the "Micropolis Agreement"). Micropolis had agreed to purchase all of the disks manufactured at the Micropolis Facility through December 31, 1999. In November 1997, Singapore Technologies, the parent of Micropolis, advised the Company that it was liquidating Micropolis and closed the Micropolis Facility. Micropolis accounted for approximately 18% of the Company's net sales in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In June 1995, the Company entered into a Supply Agreement with Seagate (the "Seagate Supply Agreement,") pursuant to which the Company established a dedicated facility in Singapore to manufacture disks for Seagate ("Dedicated Facility"). The Company has expended significant financial and management resources to construct and operate such facility. While Seagate was required to purchase the disks manufactured at the Dedicated Facility through March 31, 1999, Seagate and the Company recently amended the Seagate Supply Agreement (the "Amended Agreement") to allow the Company to manufacture disks for Seagate at any one of its facilities. The Dedicated Facility is currently idle. The Amended Agreement also eliminates the pricing formula of the Seagate Supply Agreement. All of the products manufactured under the Amended Agreement must still be qualified by Seagate before products can be delivered to Seagate. As a result, while Seagate continues to be obligated to purchase certain volumes and continues to be a significant customer, the volumes purchased have been significantly less than plan. To the extent the Company continues to operate at less than full capacity, the Company's business, results of operating and financial condition will continue to be materially adversely affected. See
"-- Variability in Gross Margins and Operating Results." See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Future Results -- Uncertainties Associated with Supply Agreement with Seagate."

     In November 1995, the Company entered into a multi-year Supply Agreement with Maxtor pursuant to which the Company agreed to increase the supply of disks to Maxtor significantly from current levels ("Maxtor Supply Agreement"). In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes required by the Maxtor Supply Agreement and subsequently repudiated the Maxtor Supply Agreement. In September 1996, the Company filed a lawsuit in the United States District Court of Northern California, San Jose Division, against Hyundai Electronic Industries Co., Ltd., seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor. In February 1998, the Company refiled this lawsuit in the Santa Clara County, California Superior Court adding Maxtor as a party defendant. See "Item 3. Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Limited a Limited Number of Customers."

     As a result of the foregoing, the Company has operated and continues to operate with excess manufacturing capacity, which has had a material adverse effect on the financial results. Additionally, given the small number of independent disk drive manufacturers who require an independent source of thin film disks, as well as the consolidations and changes which have occurred and are occurring in the industry, there can be no assurance that the Company's efforts to qualify into product programs for new and existing customers will be successful. If they are not successful, the Company will continue to be dependent on a relatively limited number of customers, the loss of, or the reduction in orders by, any one of which could have a material adverse effect on the Company's business results of operations and financial condition.

     In each of 1995, 1996, and 1997 over 85% of the Company's net sales were derived from sales to the Far East. Foreign sales are subject to certain risks common to all export activities, such as government regulation and the imposition of tariffs, licensing requirements or other trade barriers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Risks of International Sales and Manufacturing."

RESEARCH AND DEVELOPMENT

     The Company believes that its continued commitment to developing new technologies is critical to remaining competitive in the industry. The Company has focused its research and development efforts on enhancing existing product designs and developing next-generation products and the materials and process technologies necessary to produce them. The Company's development group is investigating improvements in the composition of the magnetic layer, the use of new protective overcoat materials and alternative substrates. The Company's development programs are targeted at increasing storage capacity through lower fly heights and improved magnetics, and satisfying increased durability and friction requirements. During 1996, the Company began volume shipments of magnetoresistive ("MR") zone textured media and in 1997 approximately 79% of the Company's products were MR zone textured and supported areal densities of approximately 2.1GB per 3 1/2" disk. The Company is also providing samples of MR zone textured media at approximately 4.0GB per 3 1/2" disk to certain customers and is seeking customer qualifications on additional MR disk drive programs. The Company will continue to place significant emphasis on MR product development and production processes and capabilities with a goal of increasing volume production and yields.

     In 1996, the Company formed Strates Pte Ltd. ("Strates") as a subsidiary of StorMedia International Ltd., a wholly owned subsidiary of StorMedia Incorporated and acquired an additional substrate facility, Akashic Kubota Technologies ("AKT") as part of the Merger. In addition to the traditional substrates they offer, Strates and AKT have developed and are beginning to offer an advanced substrate to the disk industry to meet its evolving requirements. Advanced disks, particularly those used in conjunction with magnetoresistive ("MR") heads, require higher areal densities and must support lower glide heights, increased durability requirements and more stringent cleanliness requirements than previous disks. To meet these new specifications, the Company has made major improvements to the substrate in the area of flatness, smoothness and uniformity. The Company has employed proprietary techniques together with the most advanced equipment and facility to develop such a substrate which is called "Super Polish." The Company believes that this substrate meets the needs of MR and currently sampling these substrates to outside customers.

     The thin film disk industry is characterized by rapid technological change, short product life cycles and price erosion. There can be no assurance that the Company will be able to anticipate new technological developments, to develop products incorporating such developments in a timely manner, or to compete effectively against competitor's new products. In addition, there can be no assurance that the Company's new products can be produced in full volume at reasonable yields, or that the Company will develop new products or processes which ultimately are adopted by the industry. The Company's operating results could be adversely affected if these efforts are not successful or if the technologies that the Company has chosen not to develop prove to be competitive alternatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Rapid Technological Change."

     During 1995, 1996 and 1997, the Company incurred research and development expenses of $9.3 million, $15.7 million, and $15.6 million, respectively. The Company believes that its future success depends on its ability to continue to enhance its existing products and to develop new products. Accordingly, the Company intends to continue to increase its expenditures for research and development for the foreseeable future.

MANUFACTURING

     The Company's operating results are highly dependent on its ability to produce large volumes of thin film disks and substrates at acceptable yields. The manufacturing of thin film disks is a multistep process using processes similar to the production of silicon wafers. The process involves the deposition of extremely thin, uniform layers of magnetic film onto a disk substrate using a vacuum sputtering process, similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps, and requires an extremely clean environment with certain steps being performed in class 10 and class 100 cleanrooms, and tolerances of material structures at atomic levels. Minor deviations in the manufacturing process, minute impurities in materials, particulate contamination or other problems can cause significant numbers of disks to be rejected, thereby causing significant yield loss. Impurities in the water supply, such as organic build-up, can also cause a reduction in production yields and, in extreme cases, result in suspension of production.

     The Company believes that its internally developed manufacturing processes and equipment allow it to develop new proprietary processes in response to customers' increasing product requirements and to quickly implement such new technologies into the manufacturing process. In addition, the Company has developed a modular manufacturing system that has enabled the Company to build smaller scale production lines that can be installed, modified or expanded relatively quickly and comparatively inexpensively. This modular strategy allows the Company to incrementally increase capacity, to rapidly adapt manufacturing equipment to utilize new proprietary processes and to rapidly achieve high volume manufacturing capabilities.

     The Company has also designed its own in-house data collection process control device to rapidly provide production information on each machine and monitor yields and certification processes. The Company's ability to measure quality at each phase of the manufacturing process is critical to correcting any changes in yield or product quality.

  The Manufacturing Process

     The Company's manufacturing process for substrates and disks is briefly summarized as follows:

          Grinding. The initial input to the production of a ground substrate is a substrate blank. The grinding process of a substrate blank involves a chemical oxidation etch, mechanical grinding and a computer controlled lathe process to produce an aluminum substrate to the proper size and finish.

          Plating, Polishing and Texturizing Substrate. The initial input to the production of a thin film disk is a substrate. Presently, the Company uses specialized aluminum alloy substrates which must be flat, smooth and free of surface defects. Aluminum substrates are plated with electro-less nickel. This coating is a non-magnetic layer critical to corrosion resistance and serves to strengthen the disk and improve durability. Disks are then polished to produce a mirror smooth surface and texturized. Polishing enhances the nickel surface reducing its roughness and minimizing edge rolloff, while maintaining the overall flatness of the disk. The texturizing process is a method of producing a controlled roughness on the disk's surface to improve its friction characteristics. The Company has developed non-mechanical texture techniques using laser and deposition technologies to produce more consistent surface finishes that allow for lower flying heights. The Company's glass/ceramic substrates products, do not require plating, polishing or mechanical texturizing.

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

     The market for 2 1/2 inch disks, the predominant disk used in portable and notebook computers, has transitioned to glass/ceramic substrates, which have durability characteristics superior to nickel plated aluminum substrates. The Company developed disks based on a glass/ceramic substrate and in the first quarter of 1996, began volume shipments of such disks.

  Facilities

     The Company currently has five manufacturing facilities for thin film disks and two substrate manufacturing facilities. The original production site is located in Santa Clara, California on the same site as its research, development, marketing and administrative functions. This facility became ISO 9001 registered for the design and manufacturing of thin film disks in February 1995. The Company has two additional media facilities in both California and Singapore. The Company has one substrate facility in California, Singapore and Malaysia. Due to the significant reduction in demand in the disk drive industry, the Company has facilities in the United States and Southeast Asia which are currently idle and has certain assets held for sale. The Company's disk manufacturing facilities in Singapore are ISO 9002 registered for the manufacturing of thin film disks.

  Sources of Supply

     The Company relies on a limited number of suppliers and, in some cases, a sole supplier, for certain materials used in its manufacturing processes, including glass/ceramic substrates, plating chemicals, tapes, slurries, certifier heads, sputter targets and certain other materials. In addition, the Company relies on a single source for most of its equipment. In the past, the Company has had to provide financial assistance to equipment vendors in order to maintain sources for such equipment. Shortages may occur in the future or supplies could be available only with lead times of approximately three to six months. Changing suppliers for certain materials such as the lube or buffing tape used in the Company's products would require that the product be requalified with each customer. Requalification could prevent early design-in wins or could prevent or delay continued participation in disk drive programs into which the Company's products have been qualified. In addition, long lead times of three to six months are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to respond quickly to changes in demand. Any limitations on the supply of components, materials or equipment could disrupt or limit the Company's production volume and could have a material adverse effect on the Company's business, results of operations and financial condition. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Suppliers."

COMPETITION

     The disk drive industry and thin film disk industry are both characterized by intense competition. The Company's primary media and substrate competitors among independent disk and substrate manufacturers are Fuji Electric Company Ltd., HMT Technology Corporation, Hoya Corporation, Komag Incorporated, Mitsubishi Kasei Corporation and Showa Denko K.K. Most of these companies have significantly greater financial, technical and marketing resources than the Company. IBM and several disk drive manufacturers, including Seagate, Western Digital and Hyundai, currently produce thin film disks internally for their own use. Seagate's expressed corporate strategy is to be a vertically integrated disk drive manufacturer and to pursue sales to third parties of its disk drive components. During periods of downturn in the industry such occurred in as the most recent past two quarters, these companies tend to utilize their internal production to supply their requirements before purchasing from independent disk suppliers which the Company believes has negatively impacted its results of operations. Moreover, these companies could make their products available for distribution in the market as direct competitors of the Company. Additionally, other disk drive manufacturers, may decide to produce disks for internal use. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition has materially adversely affected the Company's business and results of operations and could continue to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results; Dependence on a Limited Number of Customers," "-- Consolidation Within the Disk Drive Industry," and "-- Intense Competition."

     The Company believes that during 1996 and the beginning of 1997 its competitors and certain of its customers, including Seagate, were engaged in substantial efforts to increase disk manufacturing capacity. These efforts have resulted in significant additional capacity in the industry and increased levels of competition which materially adversely impacted the Company's business, results of operations and financial condition in 1997. This negative impact is expected to continue at least through the first half of 1998.

     The principal competitive factors in the thin film disk and substrate markets which the Company addresses are rapidly advancing technology, product performance and quality, volume manufacturing, responsiveness to customers and price. The Company believes that it competes favorably with respect to these factors, but there can be no assurance that it will continue to be able to do so.

BACKLOG

     The Company's sales are generally made pursuant to purchase orders which are subject to modification or rescheduling without significant penalty. The Company's backlog of purchase orders requesting delivery in the following quarter was approximately $9.9 million as of December 31, 1997, as compared to the Company's backlog of approximately $25.2 million as of December 31, 1996. Because these purchase orders may be modified or rescheduled by customers on short notice and without penalty, the Company does not believe that its backlog as of any particular date should be considered indicative of sales for any future period.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company regards elements of its manufacturing process, product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and, increasingly, patent protection. The Company has had eight U.S. patents issued to it, has had an additional patent application allowed and has thirteen additional patent applications (one of which is a provisional application) pending in the United States. In addition, the Company purchased a number of patents and patents pending from Kubota Corporation in December 1997 in connection with the acquisition of Akashic. The Company intends to file additional U.S. applications as appropriate for patents covering its products and manufacturing processes. There can be no assurance that patents will be issued with respect to any of the Company's allowed patent applications, that patents will be issued or be allowed with respect to any of the Company's other pending applications, or that claims allowed on any existing or future patents will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents now or hereafter held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that, because of the rapid pace of technological change in the disk and disk drive industries, the legal protections for its products are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

     The Company has from time to time been notified of, or has otherwise been made aware of, claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or proprietary intellectual property will be offered or that the terms of any offered licenses will be acceptable to the Company. The Company has been contacted by IBM concerning the Company's interest in licensing a patent. Based upon an opinion of its patent counsel, the Company believes that no license is required because the Company does not believe that it is practicing any invention covered by the IBM patent. There can be no assurance, however, that IBM will not pursue its claim. Additionally, Virgle L. Hedgcoth has allegedly patented certain disk preparation techniques (the "Hedgcoth Patents") and has asserted that the Company is infringing such patents. Mr. Hedgcoth has since asserted patent infringement claims against certain disk drive manufacturers, including one customer of the Company who has demanded that the Company defend and indemnify it in the patent litigation. The Company believes that the Hedgcoth Patents are not valid because of prior commercial activities by other companies utilizing the technology covered. However, should Mr. Hedgcoth prevail in such litigation and elect to pursue the Company, the Company would be forced to either litigate any infringement claims, execute a license, if available, or design around the patents, which the Company believes is possible, and may be required to indemnify its customers. The failure to obtain a key patent license or a license to key proprietary intellectual property from a third party could cause the Company to incur substantial liabilities and possibly to suspend the manufacture of the products utilizing the patented or proprietary invention either of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 3. Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Intellectual Property and Proprietary Rights."

EMPLOYEES

     As of December 31, 1997, including the employees of Akashic, the Company had approximately 1,000 employees located in California, with approximately 750 in manufacturing and approximately 250 in research and development and administration and marketing. Giving effect to the Merger, at December 31, 1997 the Company also employed approximately 900 employees in Singapore and approximately 500 in Malaysia. The Company believes it has good relations with its employees. None of the Company's employees is represented by a labor union. The Company believes that attracting and motivating skilled technical talent is vital to its success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future
Results -- Dependence on Personnel."

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

     The Company's Santa Clara, California facilities are located near major earthquake faults. Disruption of operations at any of the Company's production facilities for any reason, including work stoppages or natural disasters such as fire, floods or earthquakes, would cause delays in or an interruption of production and shipment of products and would negatively affect the Company's business, results of operations and financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of December 31, 1997 are as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
William J. Almon.....................  65     Chairman of the Board of Directors, Chief
                                              Executive Officer and President
Stephen M. Abely.....................  40     Vice President, Chief Financial Officer and
                                              Assistant Secretary
Sherman Silverman....................  56     Vice President, Sales and Marketing
Michael Bergkamp.....................  44     Vice President, Technology and Product
                                              Development
Diane L. Wotus.......................  36     Vice President, Operations

     William J. Almon has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's organization in May 1994. Mr. Almon served as the Company's President from the Company's organization in May 1994 until May 1995 and from April 1997 to present. Prior to joining the Company, Mr. Almon served as an independent consultant from February 1993 until May 1994 and as President, Chief Operating Officer and a director of Conner Peripherals, Inc., an independent disk drive manufacturer, from December 1988 to February 1993. From 1958 to 1987, Mr. Almon served in various management positions with IBM Corporation, most recently as Vice President, Low End Storage Products. Mr. Almon holds a B.S. in Engineering from the U.S. Military Academy, West Point. Mr. Almon also serves as a director of Read-Rite Corporation and Sigma Designs Corporation.

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

     Michael Bergkamp has served as Vice President of Technology and Product Development since April 1997. From May 1996 until March 1997, Dr. Bergkamp served in various capacities at the Company, most recently as Vice President of New Product Development. Prior to joining the Company, from 1982 to 1996, Dr. Bergkamp served in various management positions with IBM Corporation, most recently as Senior Disk Engineering Manager. Dr. Bergkamp holds a Ph.D. in Chemistry from the University of California at Santa Barbara.

     Diane L. Wotus has served as Vice President of Operations since October 1995. From 1983 until October 1995, Ms. Wotus served in various capacities at Nashua Corporation, most recently as Director of Production/Engineering. Ms. Wotus holds a B.S. in Chemical Engineering/Engineering and Public Policy from Carnegie-Mellon University.

ITEM 2. PROPERTIES

     Prior to the Merger, the Company had under lease approximately 100,000 square feet at its Santa Clara, California campus, which serves as the Company's headquarters and also houses manufacturing and research and development facilities. The primary leases for these properties have expiration dates through 2000. Each lease has a renewal option with durations of two through six years. The Company owns an approximately 12,000 square foot facility within its campus in Santa Clara, California, which houses manufacturing operations.

     The Company also has under lease its three facilities in Singapore, totaling approximately 210,000 square feet, which house office and manufacturing facilities. The primary leases for these properties have expirations through 1999, with renewal options through June 2002.

     With the Merger, the Company assumed the leases of Akashic's domestic and foreign facilities. Askashic has under lease approximately 233,000 square feet at various sites in Milpitas, Santa Clara and San Jose, California. The primary leases for these properties have expiration dates through 1998. Each lease has a renewal option with durations of one through seven years.

     Akashic also had under lease its land in Malaysia totaling approximately 740,000 square feet. The primary lease for this property has an expiration through 2056, with renewal options through 2095.

     Management believes that its facilities are adequate for its current needs and that suitable additional space or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     STORMEDIA INCORPORATED V. HYUNDAI ELECTRONICS INDUSTRIES CO., ET AL.

     On July 23, 1996, the Company was informed by Maxtor Corporation that it intended to terminate a November 17, 1995 Volume Purchase Agreement between Maxtor and Hyundai Electronics Industries Co. Ltd., on the one hand, and the Company. Prior to such notification, Maxtor had failed to purchase in the Company's second quarter the disks required to be purchased by it under the Volume Purchase Agreement. As a consequence of Maxtor and Hyundai's breach of the Volume Purchase Agreement, the Company on September 25, 1996 filed suit in the United States District Court for the Northern District of California against Hyundai, C.S. Park, K.S. Yoo and Mong Hun Chung alleging breach of the Volume Purchase Agreement and fraud. The Complaint seeks damages in excess of $206 million. In response to a motion to dismiss brought by Hyundai the Court dismissed the Complaint because it found that Maxtor was an indispensable party to the litigation. The Court, however, conditioned its dismissal on defendants agreements to certain terms and conditions designed to preserve the progress made in the federal action. In response, StorMedia has filed a substantially similar complaint against Maxtor, Hyundai Electronics Industries and certain individuals in California state court.

     MAXTOR CORPORATION V. STORMEDIA, INC., ET AL.

     On December 19, 1996, Maxtor Corporation filed an action in Colorado state court for the County of Boulder against the Company, its subsidiary, StorMedia International Limited, and William J. Almon alleging breach of contract, breach of warranty, fraud and negligent misrepresentation. The action alleges that the Company's products failed to meet certain of Maxtor's requirements under the November 17, 1995 Volume Purchase Agreement. The action seeks compensatory damages of $100 million. The Colorado state court stayed all proceedings in that action in favor of the above-described federal action against Hyundai. In response to the federal court's order dismissing StorMedia's complaint against Hyundai, described above, Maxtor moved to lift the stay of its Colorado State court proceeding. That motion is currently pending.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON EQUITY

     The Company's Class A Common Stock is traded on the Nasdaq National Market System under the symbol "STMD." The following table sets forth for the periods indicated the high and low closing sale prices for the Class A Common Stock.

                                                              HIGH      LOW
                                                             ------    ------
FISCAL 1996
  First Quarter............................................  $24.33    $15.00
  Second Quarter...........................................   29.33     10.06
  Third Quarter............................................   13.75     10.25
  Fourth Quarter...........................................   18.38     10.88
FISCAL 1997
  First Quarter............................................  $22.38    $10.75
  Second Quarter...........................................   15.75      6.88
  Third Quarter............................................    7.75      4.75
  Fourth Quarter...........................................    6.13      2.00
FISCAL 1998
  First Quarter (through March 6, 1998)....................  $ 3.00    $ 2.19

     On March 6, 1998, the closing price on the Nasdaq National Market for the Company's Class A Common Stock was $2.44 per share. As of March 6, 1998, there were approximately 95 holders of record of the Company's Class A Common Stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Class A Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends by the Company to its stockholders is currently prohibited by the Company's bank revolving line of credit. See "Note 7 of Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

                                                                     PRO FORMA           COMPANY              PREDECESSOR
                                                                    PREDECESSOR/       ------------   ---------------------------
                                                                                       PERIOD FROM    PERIOD FROM
                                                COMPANY
                                          -------------------     COMPANY COMBINED
                                                                --------------------                                  YEAR ENDED
                                  YEAR ENDED DECEMBER 31,                               MAY 20 TO     JANUARY 1 TO   DECEMBER 31,
                               ------------------------------        YEAR ENDED        DECEMBER 31,     MAY 15,      ------------
                                 1997       1996       1995     DECEMBER 31, 1994(1)       1994           1994           1993
                               --------   --------   --------   --------------------   ------------   ------------   ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales....................  $109,687   $210,996   $161,455         $81,766            $55,598        $26,128        $ 77,145
Gross profit (deficit).......   (33,572)    36,434     43,628          16,257             11,803          4,091          12,793
Operating earnings (loss)....   (97,315)    10,216     28,924           7,364              6,135            384         (24,657)
Net earnings (loss)..........   (99,055)     8,458     21,158           3,895              3,393            384         (24,657)
Basic earnings (loss) per
  share......................  $  (5.49)  $   0.49   $   1.89         $  1.82            $  1.59             --              --
Diluted earnings (loss) per
  share......................  $  (5.49)  $   0.46   $   1.39         $  0.36            $  0.32             --              --
Shares used in basic earnings
  (loss) per share
  computation................    18,031     17,285     11,210           2,138              2,138             --              --
Shares used in diluted
  earnings (loss) per share
  computation................    18,031     18,209     15,175          10,756             10,756             --              --

                                                                              COMPANY                    PREDECESSOR
                                                              ----------------------------------------   ------------
                                                                                                            AS OF
                                                                         AS OF DECEMBER 31,              DECEMBER 31,
                                                                1997       1996       1995      1994         1993
                                                              --------   --------   --------   -------   ------------
BALANCE SHEET DATA:
Total assets................................................  $194,026   $241,736   $181,597   $46,767     $22,708
Long-term debt, less current portion(2).....................        78     45,024        111    12,806          --
Redeemable preferred stock..................................        --         --         --     4,750          --
Put options.................................................        --         --     20,605        --          --
Total equity................................................  $ 64,922   $157,560   $132,614   $ 3,599     $18,405

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

(2) In 1997 long-term debt has been classified as current because the Company is in default of its loan agreements and the debt to the banks in the amount of $48.3 million is due on demand.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations' contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors That May Affect Future Results" and elsewhere in this Report, and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

     During 1996 and 1997, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate"), Western Digital Corporation ("Western Digital"), Samsung Electronics Corporation ("Samsung"), Micropolis (S) Ptd. Lte. ("Micropolis") and Maxtor Corporation ("Maxtor").

     The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as excess capacity and a general downturn in the industry, as well as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. During 1996 and 1997, the Company reported a gross margin of 17.3% and a gross deficiency of 30.6%, respectively. The Company's gross margins were lower during 1997 than levels experienced in 1996 due primarily to the under-utilization of production capacity as a result of the liquidation of Micropolis and the overall decrease in demand in the disk drive industry. In November 1997, Singapore Technologies announced without notice that it was closing its Micropolis operations. This resulted in a precipitous cancellation of orders of the Company's products as well as a writeoff by the Company of certain assets and equipment which the Company had installed in the Micropolis Facility in Singapore.

     The Company expects that a substantial portion of the Company's shipments in 1998 will consist of new products, including high performance magnetoresistive (MR) disks. While new products generally have higher average selling prices than more mature products, new products also have lower manufacturing yields and consequently are initially produced in lower quantities than more mature products. There can be no assurance that the Company's gross margins will not be negatively impacted by the introduction and shipment of new products in the first half of 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................  130.6     82.7     73.0
                                                              -----    -----    -----
     Gross profit (deficit).................................  (30.6)    17.3     27.0
Research and development....................................   14.2      7.4      5.7
Selling, general and administrative.........................   10.6      3.7      3.4
Bad debt expense............................................    6.9      1.3       --
Nonrecurring charges........................................   26.4       --       --
                                                              -----    -----    -----
     Total operating expenses...............................   58.1     12.4      9.1
                                                              -----    -----    -----
Operating earnings (loss)...................................  (88.7)     4.9     17.9
Other income (expense), net.................................   (3.1)     0.2      0.1
                                                              -----    -----    -----
Earning (loss) before income tax expense....................  (91.8)     5.1     18.0
Income tax expense (benefit)................................   (1.5)     1.0      4.9
                                                              -----    -----    -----
          Net earnings (loss)...............................  (90.3)%    4.1%    13.1%
                                                              =====    =====    =====

  1997 Compared to 1996

     Net sales. Net sales decreased 48% to $109.7 million for the year ended 1997 from $211.0 million in 1996. The decrease in net sales was primarily due to a decrease in unit volume caused by the liquidation of Micropolis and continued weakness in demand in the disk drive industry as well as a slight decrease in average selling prices. The Company's customers during 1997 were Seagate, Micropolis, Western Digital and Samsung. The Company's customers during 1996 were Seagate and Maxtor. As a result of the Merger, the Company acquired the Akashic thin film disk and substrate business which has expanded its customer base and has increased the range of products which it is offering. As a result, the Company expects its net sales to increase in 1998 although it anticipates continued pressure on its cost of sales and operating expenses.

     Gross profit (deficit). The Company's gross deficit was $33.6 million compared to a gross profit of $36.4 million in 1996. Gross deficit as a percentage of net sales for the year ended 1997 was 30.6% as compared to a gross profit of 17.3% for the year ended 1996. The Company's gross margins in 1997 were lower than the levels experienced in 1995 and 1996 principally due to the Company's inability to replace sales which it had expected to make to Maxtor under the Maxtor Supply Agreement and the resulting under-utilization of its facilities and the liquidation of Micropolis which resulted in both a precipitous termination of orders and a writeoff of assets and equipment installed by the Company in the Micropolis Facility. In addition, the Company took a $6 million charge primarily related to the writedown of certain inventories to net realizable value. While the

Company has taken steps to better align its resources and expenses with sales expectations and reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Despite the temporary closure of certain facilities, continued under-utilization of capacity has had a significant negative impact on gross margins. If the Company continues to have excess capacity, the Company's business, results of operations and financial condition will continue to be materially affected. In response to these factors, the Company has taken actions to reduce its costs and expenses, including the temporary closure of certain of its facilities. However, the Company expects gross margins in the first half of 1998 to remain at levels below those experienced in 1996 in part because the Company's customer base is still limited and because the Company was unable to complete some product qualifications that were expected to be completed in 1997.

     An increase in net sales (other than as a result of the Merger) depends on industry demand improving and the Company's ability to successfully qualify products with new and existing customers. In an effort to utilize the excess capacity created by Hyundai's repudiation of the Maxtor contract and the resulting excess capacity, the Company accelerated qualification and production of new products during the second half of 1996 with new and existing customers. There can be no assurance that demand in the disk drive industry will improve or that the Company will be able to successfully qualify products with new and existing customers. The failure to do so will have a material adverse effect on the Company's business, results of operations, and financial condition. The Company expects that a substantial portion of its shipments in 1998 will be of new products. Initially, new products often have lower manufacturing yields, are produced in lower quantities than more mature products and, as a result, have lower gross margins. Manufacturing yields and gross margins generally improve as the product matures and production volumes increase. There can be no assurance that the Company's gross margins will not be negatively impacted by the shipment of these new products.

     Research and development. Research and development expenses of $15.6 million in 1997 were relatively unchanged as compared to $15.7 million for the year ended 1996, increasing as a percentage of net sales to 14.2% for the year ended 1997 from 7.4% for the year ended 1996. The increase in research and development expense as a percentage of net sales for 1997 was due principally to reduced sales levels and a slight increase in research and development activity.

     Selling, general & administrative. Selling, general & administrative expenses increased as a percentage of net sales to 10.6%, or $11.6 million for the year ended 1997 from 3.7% or $7.9 million for the year ended 1996. The increase in selling, general and administrative expenses from 1996 was primarily due to an increase in professional fees related to the Company's existing bank debt and increased litigation.

     Bad debt expense. Bad debt expenses increased as a percentage of net sales to 6.9%, or $7.6 million for the year ended 1997 from 1.3% or $2.7 million for the year ended 1996. In 1996 the Company took a one-time charge of $2.7 million, principally related to the write-off of loans due from a supplier for plated and polished substrates to the Company. During 1997, the Company charged $7.6 million to bad debt expense of which $2.6 million was related to the liquidation of Micropolis. The remainder was principally due to an increase in reserves related to receivables on sales of certain products for which the Company does not expect to receive payment.

     Nonrecurring charges. During 1997, the Company experienced difficult conditions in the thin film industry resulting in a reduction of orders with certain customers. As a result, the Company's fixed assets were determined to be impaired and the Company took a noncash pretax charge of $20.0 million to reflect this impairment. In November 1997, Singapore Technologies advised the Company that it was liquidating its wholly-owned subsidiary, Micropolis. As a result, the Company took a noncash pretax charge of $9.0 million to reflect the writeoff of the equipment installed at the Micropolis Facility.

     Other income (expense), net. Other income (expense), net was $3.4 million expense for the year ended 1997 as compared to $0.4 million income for the year ended 1996. The net change was principally due to a higher average outstanding debt balance for the year ended 1997 as compared to the year ended 1996 as the CIBC Credit Facility was funded in August 1996, a higher weighted average interest rate for 1997 as compared to 1996, and lower average investment balances in 1997 as compared to 1996. The Company also recorded a gain of $0.8 million in 1997 from the remeasurement of its Singapore subsidiaries' financial statements into U.S. dollars. This compares to a remeasurement loss of $0.2 million in 1996.

     Income tax expense. The Company's effective tax rate (which includes federal and state income tax expense) changed from 20.5% in 1996 to 1.6% in 1997 primarily due to the minimal amount of carryback available due to the 1997 loss.

  1996 Compared to 1995

     Net sales. Net sales increased 30.7% to $211.0 million in 1996 from $161.5 million in 1995. The increase in net sales was primarily due to an increase in unit volume and secondarily due to a slight increase in average selling prices. The principal factor contributing to the increase in unit volumes was additional capacity of the Company's operations in Singapore. The Company completed its Dedicated Facility in Singapore to manufacture disks for Seagate in the third quarter of 1996. The increase in average selling prices was principally attributed to the introduction of new products.

     Net sales for the year ended December 31, 1996 were negatively impacted by the failure of Maxtor and Hyundai to purchase the volumes committed under the Maxtor Supply Agreement. Overall unit shipments to Maxtor decreased for the year ended December 31, 1996 as compared to the year ended December 31, 1995. In June 1996, Maxtor notified the Company that it did not intend to purchase the full committed volumes required by the Maxtor Supply Agreement. Maxtor and Hyundai subsequently repudiated the Maxtor Supply Agreement. However, in the third quarter of 1996 the Company continued to ship products to Maxtor (although in lesser volumes and at lower average selling prices than in the second quarter of 1996 and the comparable prior year quarter). In September 1996, the Company filed a lawsuit in the United States District Court of Northern California, San Jose Division, against Hyundai Electronic Industries Co., Ltd., seeking damages caused by Hyundai's alleged breach of the volume purchase contract among the Company, Hyundai, and its wholly-owned subsidiary, Maxtor Corporation. See "Item
3. Legal Proceedings" and "-- Factors That May Affect Future
Results -- Dependence on a Limited Number of Customers."

     Gross profit. The Company's gross profit decreased 16.5% to $36.4 million in 1996 from $43.6 million in 1995, decreasing as a percentage of net sales to 17.3% in 1996 from 27.0% in 1995. The principal factors contributing to the decrease in gross profit for the year ended December 31, 1996 compared to the year ended December 31, 1995 were decreased unit volumes as a result of the failure of Maxtor to purchase the volumes committed to under the Maxtor Supply Agreement and the resulting under-utilization of production capacity. In addition, the introduction of new products at lower yields contributed to lower gross margins. As a result of Maxtor's failure to purchase committed volumes, the Company's Tuas facility in Singapore was significantly underutilized during the second half of 1996.

     Research and development. Research and development expenses increased 68.9% to $15.7 million in 1996 from $9.3 million in 1995, increasing as a percentage of net sales to 7.4% in 1996 from 5.7% in 1995. The principal factors contributing to the increase in research and development expense were increased staffing and spending on development work related to volume manufacturing of MR disks, alternative substrates, new magnetic alloys and sputtering techniques.

     Selling, general & administration expenses. Selling, general & administrative expenses increased 44.6% to $7.9 million in 1996 from $5.4 million in 1995, increasing as a percentage of net sales to 3.7% in 1996 from 3.4% in 1995. The increase in selling, general & administrative expense is mainly the result of increased staffing due primarily to the expanded operations in Singapore and higher professional fees.

     Bad debt expense. In 1996, the Company charged $2.7 million to write-off the loans due from a supplier for plated and polished substrates to the Company.

     Other income (expense), net. Other income (expense) net was $0.4 million income for the year ended 1996 as compared to $0.1 million income for the year 1995. The slight increase was principally due to higher average investment balances in 1996 as compared to 1995 and a lower weighted average interest rate on its outstanding debt for 1996 as compared to 1995. The Company also recorded losses in 1996 and 1995 of $0.2 million and $0.1 million, respectively from the remeasurement of its Singapore subsidiaries' financial statements into U.S. dollars.

     Income tax expense. The Company's effective tax rate (which includes federal and state income tax expense) decreased to 20.5% in 1996 from 27% in 1995 primarily due to increased earnings in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $8.8 million as of December 31, 1997 as compared to cash and cash equivalents and short-term investments totaling $47.7 million at December 31, 1996, the decrease of $38.9 million is principally due to the Company's net cash loss of $39.7 million (after add back of depreciation and amortization of $30.3 million and nonrecurring charges of $29.0 million) and the acquisition of plant and equipment of $23.1 million, offset by a decrease in accounts receivable of $24.2 million.

     For the year ended 1997, the Company used $23.1 million in investing activities for capital expenditures primarily for facilities expansion at its Singapore operations, including its substrate facility, offset by $23.9 million as a result of the sale of short-term investments. While the Company has invested $23.1 million in acquisition of plant and equipment for the year ended December 31, 1997, the Company continues to reduce capital expenditures to better align resources and expenses with sales expectations. The Company expects to incur no more than $20 million in capital expenditures during 1998, primarily for maintenance capital in Singapore and Santa Clara. The Company had $51.1 million of noncancellable purchase commitments outstanding at December 31, 1997.

     Recent working capital needs have been financed through a combination of existing cash resources, improved management of accounts receivable, and the extension of trade terms with vendors.

     The Company's liquidity may be adversely effected in the future by continued losses from operations and factors such as higher interest rates, inability to borrow without collateral, availability of capital financing transactions and a reduction of terms with vendors. Further, significant fluctuations in quarterly operating results has had and, in the future, may continue to have a negative effect on the Company's liquidity. Factors such as weakness in industry demand, price reductions, unsuccessful product qualifications, the introduction and market acceptance of new products, product returns, availability of critical components have had and may continue to have an adverse effect on the Company's products and have contributed and may continue to contribute to this quarterly variability. As such, the results of operations in some future period may be below the expectations of investors, which would likely result in a significant reduction in the market price of the Common Stock. A decline in the market price of the Common Stock would have a negative effect on the Company's ability to raise needed capital on acceptable terms and conditions to Management.

     The Company's principal sources of cash at December 31, 1997 consisted of $8.8 million of cash and cash equivalents. In August 1996, the Bank Group led by CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce and Banque National de Paris (the "Banks") funded the $50.0 million Term Loan Facility. The Term Loan Facility has a three-year term, bears an interest rate of LIBOR plus 3% and is secured by the Company's assets located in Singapore and is guaranteed by StorMedia Incorporated. In July 1997, the Company terminated its $25.0 million Revolving Credit Facility with the Banks which had also been extended by the Banks in August 1996. During 1997, the Company repaid $1.7 million of the required $5.0 million of outstanding principal due and has not repaid the required $5.0 million of outstanding principal for the first quarter of 1998 but remains current on its interest payments. The Company is currently in default of its Term Loan Facility and is in active discussions with the Banks to amend the terms of the facility. The amendment contemplates among other things, a change to the amortization schedule of principal, extension of the maturity date, repayment of a portion of principal outstanding from the successful completion of new debt and equity financings and the sale of certain assets. The amendment will also require compliance with various financial covenants.

     The Company is implementing various cash generation measures including a program to significantly reduce inventories and the sale of certain fixed assets acquired in the Akashic Acquisition in order to meet its ongoing liquidity requirements. In addition, management's financial plans for fiscal 1998 anticipate raising additional debt and/or equity capital. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including completion of ongoing discussions with debt and equity financing sources and its current bank group. If management is unable to raise additional financing the Company may not be able to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     StorMedia operates in a rapidly changing environment that involves a number of risks, some of which are beyond StorMedia's control. The following discussion highlights some of these risks.

     Sustained Losses; Need for Additional Financing; Future Capital Needs. The Company incurred a net loss during fiscal year 1997 totaling $99.1 million. There can be no assurances that the Company will cease incurring losses despite new product introductions, as there can be no assurances that the Company's products will be accepted in the marketplace. Continued losses would result in liquidity and cash flow problems and could affect product delivery efforts. Further sustained losses will necessitate future additional financings that if raised through the issuance of equity securities, will reduce the percentage ownership of the stockholders of the Company. Existing stockholders may experience additional dilution, and securities issued in conjunction with new financings may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms.

     Difficulties of Integrating Akashic. The anticipated benefits of the Merger will not be achieved unless the operations of Akashic are successfully combined with those of StorMedia on a timely and cost-effective manner. The successful combination of the two companies will also require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts, and may require the Company to close certain of its facilities and reorganize the Company's operations in order to achieve cost savings from economies of scale. The difficulties of assimilation may be increased by the need to integrate personnel and to combine different corporate cultures. The combination of StorMedia and Akashic has required and will continue to require substantial attention from management. Any difficulties encountered in the transition process will divert the attention of management away from the Company's business, which could have an adverse impact on the revenues and operating results of the Combined Company. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have a material adverse effect on their combined operations. There can be no assurance that the companies can be successfully integrated or that such integration will take place in a timely and cost-effective manner, or that it will realize any of the anticipated benefits of the Merger.

     Just In Time Inventory. The disk drive industry supplies components for client server and PC manufacturers. Until recently, component suppliers have been characterized by long product cycles, built up inventories and production based on forecasts. With the recent slowdown in the disk drive industry, disk drive manufacturers have reduced inventories, shortened product cycles and based production on actual customer orders. While the long term benefits of such streamlined production may be shorter, milder business cycles, the short-term effect has been to significantly reduce demand for components, such as those supplied by the Company. This just in time inventory strategy has exacerbated the impact of the overall reduction in demand in the disk drive industry. While the Company is modifying its product cycles and production processes to adapt to the just in time inventory strategy of its customers, there can be no assurance that the Company will successfully do so. The failure of the Company to adapt its product cycles and production processes to the just in time strategy of its customers may result in reduced sales and the inability of the Company to successfully qualify its products, which would have a material adverse effect on the Company.

     Fluctuations in Quarterly Operating Results. StorMedia's and Akashic's quarterly results have fluctuated in the past and the Combined Company's operating results may continue to fluctuate in the future. The Company's operating results are dependent on many factors, including the economic conditions in the disk drive industry, the size and timing of the receipt of orders from current customers, product qualifications for new and existing customers, utilization of production capacity, manufacturing yields, customer cancellations or delays of shipments, the Company's ability to develop, introduce and market new and enhanced products on a timely basis, the introduction of new products by its competitors and changes in average selling prices and product mix, among others. The Company's expense levels will be based, in part, on expectations of future revenues. Both StorMedia and Akashic derive their revenues primarily from the sale of thin film media and plated and polished substrates. The Company's results of operations for a particular quarter could be adversely affected if anticipated product orders or qualifications are not received, if anticipated shipments are delayed or canceled by one or more customers or if shipments are delayed or rejected. The slowdown in the disk drive industry in general and in the construction of new media and substrate facilities have resulted in decreased demand for media and substrates and consequently, overcapacity and underutilization of existing facilities. There can be no assurance that this slowdown will not continue. There can be no assurance that these and other factors will not materially adversely affect the Company's business, results of operations and financial results.

     During 1995 and 1996, the Company reported a gross margin of 27.0% and 17.3%, respectively and reported a gross deficit of (30.6)% during 1997. The Company's gross margins in 1997 were lower than the levels experienced in 1995 and 1996 principally due to the Company's inability to replace sales which it had expected to make to Maxtor under the Maxtor Supply Agreement and the resulting under-utilization of its facilities, as well as the liquidation of Micropolis which resulted in both a precipitous termination of orders and a writeoff of assets and equipment installed by the Company in the Micropolis Facility. While the Company has taken steps to better align its resources and expenses with sales expectations and reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Despite the temporary closure of certain facilities, continued under-utilization of capacity has had a significant negative impact on gross margins. If the Company continues to have excess capacity, the Company's business, results of operations and financial condition will continue to be materially adversely affected.

     In addition, new products generally have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products, which have been designed into its customers' products, in a timely fashion is an important factor in its ability to maintain gross and operating margins. However, initially new products often have lower manufacturing yields, are produced in lower quantities than more mature products and, therefore, generally have lower gross margins. The Company expects that a substantial portion of its shipments in 1998 will be of new products, which will negatively impact the Company's overall yield at least for that period and, consequently, the Company's gross margins. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the thin film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in manufacturing yields and productivity generally have a significant impact on gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and low capacity utilization which, in turn, adversely affects gross margins and operating results. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to continue to invest in research and development and to maintain a level of manufacturing capacity capable of addressing increased demand. Despite the Seagate Supply Agreement, as amended, a significant portion of the Company's business is also characterized by short term orders and shipment schedules which typically can be modified or rescheduled without significant penalty to the customer. Therefore, the Company typically plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. These factors have caused and will continue to cause fluctuations in the Company's gross margins and results of operations. See "-- Just In Time Inventory" and "Dependence on a Limited Number of Customers."

     Current Slowdown and Volatility in the Disk Drive Industry. Both StorMedia's and Akashic's businesses have depended and the business of the Company will continue to depend upon the current and anticipated market demand for disk drives and products utilizing disk drives. The disk drive industry has been cyclical in nature and is currently has experiencing a downturn. The disk drive industry also has been characterized by periods of oversupply, reductions in customer forecasts, price erosion and reduced production levels. The effect of these cycles on suppliers, including thin film media and plated and polished substrate manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of contraction. During 1995 and early 1996, the Company's principal customers and many of its competitors and potential customers engaged in substantial efforts to increase disk manufacturing capacity in light of the imbalance between previously existing levels of demand for disks and existing industry capacity. These efforts, along with the adoption by disk drive manufacturers of "Just In Time" inventory practices, have resulted in significant additional capacity in the industry which has exacerbated the negative impact on the Company of the slowdown in demand for media and substrates. To the extent industry capacity continues to exceed demand, the Company will continue to experience increased levels of competition which could materially adversely impact the Company's business, results of operations, and financial condition. In addition, in the event of an oversupply of disks, customers who have developed an internal supply of disks are likely to utilize their internal capacity prior to purchasing disks from independent suppliers. These conditions have adversely affected StorMedia's and Akashic's, and may continue to adversely affect the Company's revenues, margins and operating results, and no assurance can be given that the Company's revenue, margins and operating results will not be adversely affected by future downturns in the disk drive industry.

     Dependence on a Limited Number of Customers. During 1997, shipments to Seagate and Micropolis represented 62% and 18%, respectively, of net sales. During 1996, the Company sold its disks primarily to Seagate and Maxtor. Aggregate shipments to Seagate and Maxtor in 1996 represented 71% and 25% respectively, of net sales. As discussed above, Maxtor terminated the Maxtor Supply Agreement in 1996 and Micropolis was liquidated in 1997. While Seagate and other new customers such as Western Digital and Samsung have taken a portion of the Company's capacity which became available as a result of these terminations and the Company is now shipping to additional new customers as a result of the Merger, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in additional product programs of both new and existing customers. Qualification is a costly and time-consuming process and the Company continues to experience increased levels of competition in the qualification process. There can be no assurance that the Company will continue to qualify products with its present customers, continue to find new customers or successfully qualify its products in the product programs of such new customers on a timely basis or with acceptable yields. Accordingly, the Company expects excess capacity to continue to negatively impact its results of operation's at least during 1998.

     Given the relatively small number of independent high performance disk drive manufacturers, the Company's dependence on a few customers will continue for the foreseeable future. The Company's existing and several of its potential customers have expanded their ability to produce thin film disks internally. As a result, these customers could reduce the level of purchases and could cease purchasing from suppliers such as the Company, could sell thin film disks in competition with the Company or decrease their level of orders as the slowdown in the industry continues. Specifically, Seagate currently produces a portion of its own thin film disk requirements internally and historically has produced a majority of its requirements. Seagate's expressed corporate strategy has been to significantly increase its internal capacity to manufacture disks. In 1996, Seagate completed its merger with Conner Peripherals, Inc. ("Conner"), acquired Conner's internal disk production capacity and completed construction of a disk manufacturing facility in Singapore. If Seagate were to continue to reduce the level of orders from the Company as a result of the expansion of its internal disk production, an acquisition of, or the establishment of a strategic relationship with, another disk supplier or otherwise, or if Seagate were to begin selling disks in competition with the Company, the Company's business, results of operations and financial condition would be materially adversely affected.

     Recently, there has been a slowdown in demand for disk drive products and a commensurate decrease in demand for thin film media. The extent that a decrease in demand has created excess industry capacity, which in turn has caused customers, such as Seagate, who have developed an internal supply of disks to utilize their internal capacity prior to purchasing disks from independent suppliers such as the Company. Additionally, due to the lengthy product qualification process, changes in customers and product mix have had and could continue to have a material adverse effect on the Company's business, results of operations and financial condition during such transition. Consequently, any loss of Seagate or one or more of the Company's current or potential customers through consolidations, adverse financial or market circumstances or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

     Rapid Changes in Customer and Product Mix. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the fourth quarter of 1996 sales to Seagate represented approximately 95% of net sales, while in the first quarter of 1997 sales to Seagate and Micropolis represented approximately 56% and 21% of net sales, respectively. In addition, the Company's unit sales of MR disks represented 0% of units sold in the second quarter of 1996 compared to 77% of units sold for the comparable quarter of 1997. At any one time the Company typically supplies disks in volume for only five to ten disk drive products, with the mix of such products shifting continually. Disk drive manufacturers demand a variety of thin film disks with differing design, performance and cost characteristics. Thin film disk suppliers, such as the Company, are required to work closely with such manufacturers in order to develop products that will be used in the manufacturers' designs. Thin film disk suppliers seek to have their products "designed in" to a particular disk drive and to be qualified as a primary supplier for new programs. The design-in process is ongoing, lengthy and frequent and the Company must compete for participation in each product program including those of existing customers. As discussed above, due to the downturn in demand in the disk drive industry, liquidation of Micropolis and excess capacity, the Company continues to seek additional customers to utilize its manufacturing capacity. While Seagate and other customers have taken a portion of this capacity, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in product programs of both new and existing customers. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. In the event the Company's products do not become designed into or qualified in a particular disk drive program on a timely basis, the Company could be excluded as a supplier of disks for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales and lower gross margins. Consistent inability to become designed into a disk drive program would have a material adverse effect on the Company's business results of operations and financial condition.

     Uncertainties Associated with Supply Agreement with Seagate. In June 1995, the Company entered into a Supply Agreement with Seagate (the "Seagate Supply Agreement,") pursuant to which the Company has established the Dedicated Facility in Singapore to manufacture disks for Seagate. The Company has expended significant financial and management resources to construct and operate at such facility. While Seagate was required to purchase the disks manufactured at the Dedicated Facility through March 31, 1999, Seagate and the Company amended the Seagate Supply Agreement (the "Amended Agreement") to allow the Company to manufacture disks for Seagate at any one of its three facilities. The Amended Agreement also eliminates the pricing formula of the Seagate Supply Agreement. All of the products manufactured under the Amended

Agreement must still be qualified by Seagate before products can be delivered to Seagate. As a result, while Seagate continues to be obligated to purchase certain volumes and continues to be a significant customer, the volumes purchased have not been sufficient to fill plants and the Company has facilities that are currently idle in Singapore. To the extent the Company's facilities continue to operate at less then full capacity, the Company's business, results of operating and financial condition will continue to be materially adversely affected. See "-- Variability in Gross Margins and Operating Results."

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

     Intense Competition. The disk drive industry and thin film disk industry are both characterized by intense competition. The Company's primary competitors are Fuji Electric Company Ltd., HMT Technology Corporation, Hoya Corporation, Komag Incorporated, Mitsubishi Kasei Corporation and Showa Denko K.K. among independent disk manufacturers. Most of these companies have significantly greater financial, technical and marketing resources than the Company. IBM and several disk drive manufacturers, including Seagate and Western Digital Corporation, currently produce thin film disks internally for their own use. Seagate's expressed corporate strategy is to be vertically integrated for a majority of its disk drive components and to pursue sales to third parties of its disk drive components. Hyundai has built a manufacturing facility to produce disks for use in Maxtor disk drives to supplement Maxtor's current supplier base. These companies could increase their internal production to supply their requirements and cease purchasing from independent disk suppliers. Moreover, these companies could make their products available for distribution in the market as direct competitors of the Company. Additionally, other disk drive manufacturers, such as Quantum, may decide to produce disks for internal use. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition could materially adversely affect the Company's business and results of operations. See "-- Dependence on a Limited Number of Customers."

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

     Risks Associated With Substrate Manufacturing. The Company's substrate manufacturing facility in Singapore became fully operational during the third quarter of 1997 and the Company acquired a substrate facility located in Malaysia as part of the Merger. These facilities require the expenditure of significant management resources. Additionally, the Company is vertically expanding its business to include the process of grinding aluminum blanks which occurs prior to the nickel plating process. While the Company believes it has the expertise to establish this process, it has incurred delays and lower yields than expected during its start-up phase. There can be no assurance that these facilities will produce high quality and low cost aluminum substrates. Manufacturing and other problems which may occur in connection with the operation at these facilities could materially adversely affect the Company's results of operations and financial condition.

     Liability Related to Year 2000 Compliance. The Year 2000 Issue arises from computer programs that use two digits rather than four to define the applicable year. Such computer programs may cause computer systems to recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is in the process of conducting a comprehensive review of its internal computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an enterprise-wide implementation plan to resolve the issue. The Company believes that, with modifications to existing operational software, the Year 2000 Issue will not pose significant operational problems for the Company's internal computer systems. The Company expects to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the Year 2000. The Company cannot estimate the amount of costs that will be associated with the transition of the Company's remaining systems. While the Company currently expects that the Year 2000 Issue will not pose significant operational problems, delays in the modification or conversion of its systems or the failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company cannot be sure that systems of suppliers to the Company or of other companies on which the Company's systems rely will be converted in a timely manner. The failure of these other companies to convert their systems, may have a material adverse effect on the Company's business, results of operations and financial condition. The Company's products do not have embedded calendars and therefore the Company does not expect the Year 2000 problem to impact its products.

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

     Intellectual Property and Proprietary Rights. The Company regards elements of its manufacturing process, product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and, increasingly, patent protection. The Company has had ten U.S. patents issued to it, has an additional application allowed and has twelve additional patent applications (one of which are provisional applications) pending in the United States. In addition, the company purchased over one hundred patents issued and applications pending from Kubota Corporation in December 1997 in conjunction with the acquisition of Akashic. The Company intends to file additional U.S. applications as appropriate for patents covering its products and manufacturing processes. There can be no assurance that patents will be issued with respect to any of the Company's allowed patent applications, that patents will be issued or be allowed with respect to any of the Company's other pending applications, or that claims allowed on any existing or future patents will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents now or hereafter held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that, because of the rapid pace of technological change in the disk and disk drive industries, the legal protections for its products are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

     The Company has from time to time been notified of, or has otherwise been made aware of, claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or proprietary intellectual property will be offered or that the terms of any offered licenses will be acceptable to the Company. The Company has been contacted by IBM concerning the Company's interest in licensing a patent. Based upon an opinion of its patent counsel, the Company believes that no license is required because the Company does not believe that it is practicing any invention covered by the IBM patent. There can be no assurance, however, that IBM will not pursue its claim. Additionally, Virgle L. Hedgcoth has allegedly patented certain disk preparation techniques (the "Hedgcoth Patents") and has asserted that the Company is infringing such patents. Mr. Hedgcoth has since asserted patent infringement claims against certain disk drive manufacturers, including one customer of the Company who has demanded that the Company defend and indemnify it in the patent litigation. The Company believes that the Hedgcoth Patents are not valid because of prior commercial activities by other companies utilizing the technology covered. However, should Mr. Hedgcoth prevail in such litigation and elect to pursue the Company, the Company would be forced to either litigate any infringement claims, execute a license, if available, or design around the patents, which the Company believes is possible, and may be required to indemnify its customers. The failure to obtain a key patent license or a license to key proprietary intellectual property from a third party could cause the Company to incur substantial liabilities and possibly to suspend the manufacture of the products utilizing the patented or proprietary invention either of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 3. Legal Proceedings" and "Business -- Intellectual Property and Proprietary Rights."

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

     The Company's California facilities are located near major earthquake faults. Disruption of operations at any of the Company's production facilities for any reason, including work stoppages or natural disasters such as fire, floods or earthquakes, would cause delays in or an interruption of production and shipment of products and would negatively affect the Company's business, results of operations and financial condition.

     Risks of International Sales and Manufacturing. In 1995, 1996 and 1997, international sales (sales delivered to customers in the Far East and Ireland, including foreign subsidiaries of domestic companies) accounted for over 85% of the Company's net sales, and the Company anticipates that international sales will continue to represent the substantial majority of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international sales, including compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, exposure to taxes in multiple jurisdictions and transportation delays and interruptions. Although presently all of the Company's sales are made in U.S. dollars, including sales from its Singapore and Malaysia facilities, a portion of the Company's expenses must be paid in Singapore dollars and Malaysia. Future international sales may be denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Additionally, the Company's international business may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies and difficulties in obtaining export licenses. Moreover, the Company's efforts to expand its manufacturing operations are concentrated in Southeast Asia. This expansion requires the Company to implement and monitor new systems, procedures and controls and to attract, train, motivate and manage qualified employees effectively. These risks are exacerbated by the distance of the Southeast Asian facilities from the Company's California headquarters. These risks will increase as production increases at the Southeast Asian facilities. Due to the anticipated expansion of the Company's manufacturing operations in Southeast Asia, the impact of the foregoing factors on the Company's business, results of operations and financial condition could be material and adverse.

     Volatility of Stock Price. The trading price of the Company's Class A Common Stock has been volatile since the Company's initial public offering in May 1995 and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, revised earnings estimates, general conditions in the disk drive or computer industry, announcements of changes in capacity, the level of orders from new or existing customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, comments or recommendations issued by analysts who follow the Company, its competitors or the disk drive industry and general economic and market conditions. In addition, it is possible that from time to time the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Class A Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Class A Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,753    $ 23,788
  Short-term investments....................................        --      23,923
  Accounts receivable, less allowances of $9,171 at December
     31, 1997 and $1,177 at December 31, 1996...............    20,363      31,047
  Inventories...............................................    37,775      14,848
  Assets held for sale......................................    16,914          --
  Prepaid expenses..........................................     8,523       6,794
  Deferred income taxes.....................................        --       2,819
                                                              --------    --------
          Total current assets..............................    92,328     103,219
Plant and equipment, net....................................   100,694     137,162
Deposits and other assets...................................     1,004       1,355
                                                              --------    --------
                                                              $194,026    $241,736
                                                              ========    ========
LIABILITIES AND EQUITY
Current liabilities:
  Trade accounts payable....................................  $ 33,531    $ 25,234
  Bank borrowings and current portion of long-term debt.....    53,324       5,014
  Other accrued liabilities.................................    21,657       1,952
  Accrued salaries and benefits.............................     6,689       4,151
  Income taxes payable......................................     1,126       2,556
                                                              --------    --------
          Total current liabilities.........................   116,327      38,907
Deferred income taxes.......................................        --         245
Long-term debt, less current portion........................        78      45,024
Excess of fair value of assets acquired over purchase
  price.....................................................    12,699          --
Commitment and contingencies
Equity:
  Preferred Stock, $.01 par value; 1,000 shares authorized;
     none issued or outstanding.............................        --          --
  Class A Common Stock, $.013 par value; 50,000 shares
     authorized; 15,919 and 13,199 shares issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................       212         175
  Convertible Class B Common Stock; $.013 par value; 5,000
     shares authorized; 4,362 shares outstanding at December
     31, 1997 and 1996......................................        58          58
  Additional paid-in capital................................   131,066     124,686
  Retained earnings (accumulated deficit)...................   (66,414)     32,641
                                                              --------    --------
          Total equity......................................    64,922     157,560
                                                              --------    --------
                                                              $194,026    $241,736
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales..................................................  $109,687    $210,996    $161,455
Cost of sales..............................................   143,259     174,562     117,827
                                                             --------    --------    --------
  Gross profit (deficit)...................................   (33,572)     36,434      43,628
Operating expenses:
  Research and development.................................    15,574      15,657       9,269
  Selling, general and administrative......................    11,580       7,861       5,435
  Bad debt expense.........................................     7,589       2,700          --
  Nonrecurring charges.....................................    29,000          --          --
                                                             --------    --------    --------
     Total operating expenses..............................    63,743      26,218      14,704
                                                             --------    --------    --------
     Operating earnings (loss).............................   (97,315)     10,216      28,924
  Other income (expense)...................................    (3,387)        429          76
                                                             --------    --------    --------
Earnings (loss) before income tax expense..................  (100,702)     10,645      29,000
Income tax expense (benefit)...............................    (1,647)      2,187       7,842
                                                             --------    --------    --------
  Net earnings(loss).......................................  $(99,055)   $  8,458    $ 21,158
                                                             ========    ========    ========
Earnings (loss) per share:
  Basic....................................................  $  (5.49)   $   0.49    $   1.89
                                                             ========    ========    ========
  Diluted..................................................  $  (5.49)   $   0.46    $   1.39
                                                             ========    ========    ========
Number of shares used in per share computation:
  Basic....................................................    18,031      17,285      11,210
                                                             ========    ========    ========
  Diluted..................................................    18,031      18,209      15,175
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY
                                 (IN THOUSANDS)

                                                                                                     RETAINED
                                        COMMON STOCK     ADDITIONAL                      NET         EARNINGS
                                      ----------------    PAID-IN       DEFERRED     UNREALIZED    (ACCUMULATED    TOTAL
                                      SHARES    AMOUNT    CAPITAL     COMPENSATION   GAIN (LOSS)     DEFICIT)      EQUITY
                                      -------   ------   ----------   ------------   -----------   ------------   --------
BALANCES AT DECEMBER 31, 1994.......    2,138    $ 28     $    368        $ --          $ --         $  3,203     $  3,599
Proceeds from exercise of common
  stock options.....................      908      12          275          --            --               --          287
Proceeds from sale of Class A Common
  Stock.............................    7,087      95      118,051          --            --               --      118,146
Conversion of Redeemable Preferred
  Stock to Common Stock.............    7,087      95        4,655          --            --               --        4,750
Proceeds from sale of put options...       --      --        1,918          --            --               --        1,918
Reclassification of put option
  obligation........................       --      --      (20,605)         --            --               --      (20,605)
Deferred compensation...............       --      --           86         (10)           --               --           76
Tax benefit arising from early
  dispositions of stock issued upon
  exercise of stock options.........       --      --        3,368          --            --               --        3,368
Preferred Stock dividends ($.01 per
  share)............................       --      --           --          --            --             (178)        (178)
Net unrealized gain.................       --      --           --          --            95               --           95
Net earnings........................       --      --           --          --            --           21,158       21,158
                                      -------    ----     --------        ----          ----         --------     --------
BALANCES AT DECEMBER 31, 1995.......   17,220     230      108,116         (10)           95           24,183      132,614
Proceeds from exercise of common
  stock options.....................      422       5          732          --            --               --          737
Proceeds from sale of Class A Common
  Stock.............................      182       2        1,739          --            --               --        1,741
Proceeds from settlement of put
  options...........................       --      --       (1,994)         --            --               --       (1,994)
Reclassification of put option
  obligations.......................       --      --       20,605          --            --               --       20,605
Repurchase of Class A Common Stock..     (263)     (4)      (7,212)         --            --               --       (7,216)
Deferred compensation...............       --      --           --           2            --               --            2
Tax benefit arising from early
  dispositions of stock issued upon
  exercise of stock options.........       --      --        2,708          --            --               --        2,708
Net unrealized gain (loss)..........       --      --           --          --           (95)              --          (95)
Net earnings........................       --      --           --          --            --            8,458        8,458
                                      -------    ----     --------        ----          ----         --------     --------
BALANCES AT DECEMBER 31, 1996.......   17,561     233      124,694          (8)           --           32,641      157,560
Proceeds from exercise of common
  stock options.....................      566       8        1,101          --            --               --        1,109
Proceeds from sale of Class A Common
  Stock.............................      154       2          923          --            --               --          925
Issuance of Class A Common Stock for
  acquisition of Akashic Memories
  Corporation.......................    2,000      27        4,348          --            --               --        4,375
Deferred compensation...............       --      --           --           8            --               --            8
Net loss............................       --      --           --          --            --          (99,055)     (99,055)
                                      -------    ----     --------        ----          ----         --------     --------
BALANCES AT DECEMBER 31, 1997.......   20,281    $270     $131,066        $ --          $ --         $(66,414)    $ 64,922
                                      =======    ====     ========        ====          ====         ========     ========

          See accompanying notes to consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
OPERATING ACTIVITIES
  Net earnings (loss).......................................  $(99,055)  $  8,458   $ 21,158
  Adjustments to reconcile net earnings (loss) to net cash
    provided by
    (used in) operating activities:
    Depreciation and amortization...........................    30,316     18,806      4,355
    Nonrecurring charges....................................    29,000         --         --
    Deferred income taxes...................................     2,591         --       (612)
    Net loss on disposition of plant and equipment..........       352         --         --
    Changes in operating assets and liabilities:
        Accounts receivable.................................    24,223       (933)   (14,405)
        Inventories.........................................    (2,909)    (5,037)    (4,195)
        Prepaid expenses....................................     1,759     (2,243)    (1,690)
        Other assets........................................       334       (492)      (575)
        Trade accounts payable..............................    (4,159)     6,237      8,413
        Accrued liabilities.................................     3,831        287      3,084
        Tax benefit arising from early dispositions of stock
        issued upon
          exercise of stock options.........................        --      2,708      3,368
        Income taxes payable................................    (2,556)      (851)     1,338
                                                              --------   --------   --------
        Net cash provided by (used in) operating
        activities..........................................   (16,273)    26,940     20,239
                                                              --------   --------   --------
INVESTING ACTIVITIES
  Acquisition of plant and equipment........................   (23,105)   (78,110)   (60,321)
  Interest capitalized on plant and equipment...............        --         --       (197)
  Acquisition of Akashic Memories Corporation...............        69         --         --
  Purchase of short-term investments........................        --    (47,220)   (71,326)
  Sales of short-term investments...........................    23,923     41,623     53,000
                                                              --------   --------   --------
        Net cash provided by (used in) investing
        activities..........................................       887    (83,707)   (78,844)
                                                              --------   --------   --------
FINANCING ACTIVITIES
  Increase in short-term borrowings.........................        --     10,000      7,739
  Repayment of short-term borrowings........................        --    (10,000)   (16,522)
  Issuance of long-term obligations.........................        --     50,000         79
  Payment of long-term debt obligations.....................    (1,683)      (120)   (17,812)
  Proceeds from sale of Class A Common Stock, net of
    issuance costs..........................................     2,034      2,478    118,433
  Proceeds from (settlement of) put options.................        --     (1,994)     1,918
  Preferred Stock dividends paid............................        --         --       (178)
  Repurchase of Class A Common Stock........................        --     (7,216)        --
                                                              --------   --------   --------
        Net cash provided by financing activities...........       351     43,148     93,657
                                                              --------   --------   --------
  Decrease in cash and cash equivalents.....................   (15,035)   (13,619)    35,052
  Cash and cash equivalents at beginning of year............    23,788     37,407      2,355
                                                              --------   --------   --------
  Cash and cash equivalents at end of year..................  $  8,753   $ 23,788     37,407
                                                              ========   ========   ========
  Cash paid for interest....................................  $  4,227   $  1,271      1,827
                                                              ========   ========   ========
  Cash paid for income taxes................................        --   $    332      3,748
                                                              ========   ========   ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Equipment acquired under capital lease obligations........        87         --      2,141
                                                              ========   ========   ========
  Equipment acquired under short-term borrowings............        --         --      1,500
                                                              ========   ========   ========
  Conversion of Preferred Stock to Common Stock.............        --         --      4,750
                                                              ========   ========   ========
  Acquisition of Akashic Memories Corporation
    Assets acquired.........................................  $(64,028)        --         --
    Liabilities assumed.....................................    49,653         --         --
    Issuance of Class A Common Stock........................     4,375         --         --
                                                              --------   --------   --------
    Cash paid...............................................   (10,000)        --         --
    Less cash acquired......................................    10,069         --         --
                                                              --------   --------   --------
        Net cash received...................................  $     69         --         --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- BASIS OF PRESENTATION

     StorMedia Incorporated (the "Company") develops, manufactures and sells sputtered thin film disks to independent hard disk manufacturers.

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1997, the Company incurred a net loss from operations of $99,055. Working capital at December 31, 1997 was ($23,999) as compared to $64,312 at December 31, 1996. As of December 31, 1997 the Company was in default of its loan agreement (see Note
7).

     Management's financial plans for fiscal 1998 call for raising additional debt and equity capital, the sale of certain assets to generate cash and the renegotiation of its bank agreement. While management believes it can achieve these plans, there can be no assurances that management's financial plans will be fully executed. If management is unable to execute its' plans, the Company may not be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 -- AKASHIC ACQUISITION

     On December 31, 1997, the Company acquired all of the outstanding stock of Akashic Memories Corporation ("Akashic"), an indirect subsidiary of Kubota Corporation (the "Merger") for $10 million and 2 million shares of StorMedia Class A Common Stock valued at approximately $4,375 according to the terms of the purchase agreement. The acquisition was accounted for as a purchase. The purchase price of $14,375 was allocated as follows:

Cash........................................................  $10,069
Accounts receivable.........................................   13,539
Assets held for sale........................................   16,914
Inventories.................................................   20,018
Other current assets........................................    3,488
                                                              -------
                                                               64,028

Trade accounts payable......................................   12,456
Short-term debt.............................................    4,960
Accrued liabilities.........................................   19,538
Excess of fair value of assets acquired over purchase
  price.....................................................   12,699
                                                              -------
                                                               49,653
Net assets acquired.........................................  $14,375
                                                              =======

     The excess of fair value of assets acquired over the purchase price is being amortized on a straight line basis over 5 years.

     The effects of the Akashic acquisition are reflected in the accompanying balance sheet of StorMedia at December 31, 1997. Assets held for sale principally include manufacturing equipment for rigid disks and are based on a preliminary valuation by an independent appraiser, subject to final adjustment. Changes in valuation of such assets may result in a material change in the excess of fair value of assets acquired over purchase price. Management expects the disposal of such equipment to be completed during fiscal 1998.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Akashic as if the merger had occurred at the beginning of the years presented, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and do

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------    ---------
Net sales.............................................  $ 323,568     $434,239
Net earnings (loss)...................................  $(125,569)    $ 39,555
Basic earnings (loss) per share.......................  $   (6.27)    $   2.05
Diluted earnings (loss) per share.....................  $   (6.27)    $   1.96

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and cash equivalents: The Company considers all highly liquid debt instruments with maturities of less than three months at date of purchase to be cash equivalents. Cash equivalents are stated at cost which approximates market.

     Short-term investments: As of December 31, 1996 all short-term investments were designated as available for sale and they are recorded at market which approximates cost. Interest on the investments are included in interest income. The maturities of these investments is between three and twelve months.

     Concentration of credit risk: A majority of the Company's trade receivables are derived principally from export sales to the Far East operations of a few large U.S. hard disk drive manufacturers. To reduce credit risk, the Company performs ongoing credit evaluations of its' customers' financial condition and limits the amount of credit extended when considered necessary, but generally requires no collateral. The Company maintains reserves for potential credit losses. (See Note 13.)

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions to reduce the carrying value of obsolete, slow moving and non-usable inventory to net realizable value are charged to operations.

     Prepaid expenses: The Company includes in prepaid expenses the cost of consumable spare parts and the recoverable amount of sputtering materials which are used in production. Spare parts and sputtering materials are charged to manufacturing costs when used over the Company's normal operating cycle, which is less than twelve months.

     Plant and equipment: Plant and equipment is carried at cost of acquisition which includes capitalized interest on construction in progress. Depreciation is computed on a straight-line basis generally over five years, representing the shorter of the estimated useful lives of the equipment or the lease term in the case of assets under capital leases. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets, or the term of the leased property, computed on a straight-line basis.

     Excess of fair value of assets acquired over purchase price: The excess of fair market value of assets acquired over the cost of the acquisition of Akashic Memories Corporation is being amortized on a straight-line basis over five years. (See Note 2.)

     Revenue recognition: The Company records sales when shipped and provides an allowance for estimated costs associated with returns of nonconforming product.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Foreign currency accounting: The functional currency of its Singapore and Malaysia subsidiaries is the U.S. dollar. Gains and losses which result from the remeasurement of foreign currency financial statements into U.S. dollars are included in results of operations.

     Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Foreign exchange gains and losses: The Company enters into foreign forward exchange contracts for firm commitments on equipment and construction-in-progress to hedge foreign exchange risk. Any gains or losses on these instruments are recognized in accordance with SFAS No. 52, "Foreign Currency Translations" and SFAS No. 80, "Accounting for Futures Contracts." The Company does not enter into derivative financial instruments for trading purposes. As of December 31, 1997, there were no foreign forward exchange contracts outstanding.

     Business segments: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company is in the process of evaluating its disclosure requirements under this standard. SFAS No. 131 is effective for annual financial statements for periods beginning after December 15, 1997 and for interim periods after the first year of adoption.

     Income taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. The measurement of deferred tax assets is reduced if necessary by a valuation allowance.

     Impairment of Long-Lived Assets: Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. (See Note 6)

     Accounting for Stock-Based Compensation: In October 1995, the Financial Accounting Standards Boards released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which became effective for the Company's fiscal 1996 year. The new standard allows companies to continue to follow APB Opinion 25 "Accounting for Stock Issued to Employees" (APBO 25), but requires additional disclosures. The Company accounts for its stock option plans using the intrinsic value method in accordance with APBO 25 while providing additional disclosures required by SFAS 123. (See Note 10)

     Earnings (loss) per share: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic earnings per share is computed using weighted average number of shares outstanding, and diluted earnings per share is computed using weighted average shares outstanding after giving effect to potential dilutive securities such as convertible debt, options, and warrants. In February 1998, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 98 which changes the calculation of earnings per share in periods prior to initial public offerings as previously applied

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

under SAB No. 83. When a registrant issued common stock, warrants, options, or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price within a one year period prior to the initial filing of a registration statement relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all periods presented in the filing using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98, when common stock option, warrants, or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing, those nominal issuances are to be reflected in earnings per share calculations for all periods presented. The Company believes that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration. Per share results for periods prior to or including the Company's initial public offering have been restated in accordance with SFAS 128 SAB No. 98.

     Use of estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE 4 -- BALANCE SHEET COMPONENTS

     Cash, Cash Equivalents and Short-Term Investments:

     As of December 31, 1997 and 1996 fair value estimated gross amortized cost. The fair value of securities available for sale classified as cash and cash equivalents as of December 31, 1997, are as follows:

                                                                FAIR VALUE
                                                                ----------
Money market instruments....................................        737
                                                                   ====

     The fair value of securities available-for-sale as of December 31, 1996, are as follows:

                                                                FAIR VALUE
                                                                ----------
Corporate bonds.............................................     $15,025
U.S. government obligations.................................      10,801
Commercial paper............................................       3,212
Certificates of deposits....................................       1,677
Money market instruments....................................       8,924
Municipal bonds.............................................       4,517
                                                                 -------
          Total.............................................     $44,156
                                                                 =======
Included in cash and cash equivalents.......................     $20,233
Included in short-term investments..........................      23,923
                                                                 -------
          Total.............................................     $44,156
                                                                 =======

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1997            1996
                                                             ------------    ------------
Inventories:
  Raw materials............................................    $  9,226        $  6,586
  Work-in process..........................................      15,480           5,638
  Finished goods...........................................      13,069           2,624
                                                               --------        --------
          Total inventories................................    $ 37,775        $ 14,848
                                                               ========        ========
Prepaid expenses:
  Spare parts (see Note 3).................................    $  4,752        $  3,775
  Other prepaids...........................................       3,771           3,019
                                                               --------        --------
                                                               $  8,523        $  6,794
                                                               ========        ========
Plant and equipment:
  Land.....................................................    $    220        $    220
  Building and leasehold improvements......................      31,582          32,009
  Machinery and equipment..................................      82,366          95,982
  Construction-in-progress.................................      20,413          32,161
                                                               --------        --------
                                                               $134,581        $160,372
  Less allowance for depreciation and amortization.........     (33,887)        (23,210)
                                                               --------        --------
          Plant and equipment, net.........................    $100,694        $137,162
                                                               ========        ========

NOTE 5 -- RELATED PARTY TRANSACTIONS

     The Company purchased equipment from a company controlled by the brother-in-law of the former President and Chief Operating Officer. Such purchases amounted to approximately $1.1 million and $5.2 million during 1997 and 1996 respectively. All transactions were conducted on an arms-length basis.

NOTE 6 -- NONRECURRING CHARGES

     During 1997, the Company experienced difficult conditions in the thin film media industry resulting in a reduction of orders with certain customers. As a result, the Company's fixed assets were determined to be impaired and the Company took a noncash pretax charge of $20.0 million to reflect this impairment.

     In November 1997, Singapore Technologies advised the Company that it was liquidating its wholly-owned subsidiary, Micropolis (S) Pte Ltd. As a result, the Company took a noncash pretax charge of $9.0 million to reflect the write-off of the equipment at the Micropolis Facility.

NOTE 7 -- SHORT-TERM BORROWINGS AND DEBT

     In August 1996, the Company entered into a credit agreement (the "CIBC Agreement") with a bank group led by CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce, and Banque Nationale de Paris (the "Banks") which include a $25.0 million revolving credit facility ("Revolving Credit Facility"). Borrowings under the Revolving Credit Facility carry interest at LIBOR plus 3.00%. In July 1997, the Company terminated its Revolving Credit Facility with the Banks.

     The Revolving Credit Facility replaces the revolving credit facility agreement or, as amended, (the "BOA Agreement") with Bank of America National Trust and Savings Association. Under the BOA Agreement, the Company was permitted to borrow up to $10,000 (the "BOA Credit Facility") on a revolving basis through August 30, 1996. The Company fully repaid the BOA Credit Facility plus accrued interest upon funding by

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

the Banks. The weighted average interest rate for the year ended December 31, 1996 for the BOA Credit Facility was 8.25%.

     Long-term debt at December 31, 1997 and December 31, 1996 consisted of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
CIBC term loan..............................................    $48,333        $50,000
Note payable to customer....................................      4,960             --
Other.......................................................        109             38
                                                                -------        -------
  Total long-term borrowings................................     53,402         50,038
  Less current portion......................................     53,324          5,014
                                                                -------        -------
     Total long-term portion................................    $    78        $45,024
                                                                =======        =======

     Under the CIBC Agreement, the Banks provided the Company a $50,000 term loan (the "CIBC Term Loan Facility") in August 1996. The CIBC Term Loan Facility has a three-year term with 7 quarterly principal payments of $5,000 plus accrued interest beginning in the fourth quarter of 1997, with a $15,000 balloon payment due in August 1999. During 1997, the Company repaid $1,666 of the required $5,000 of outstanding principal due and has not repaid the required $5,000 of outstanding principal for the first quarter of 1998 but remains current on its interest payments. The CIBC Term Loan Facility accrued interest upon funding at LIBOR plus 3.00% per annum, payable quarterly. The weighted average interest rate for the year ended December 31, 1997 was 8.05%. The CIBC Term Loan Facility requires the continued compliance of various financial covenants. At December 31, 1997, the Company was in default of its CIBC Term Facility. Because the default has not been waived or remedied, the associated debt has been classified as current in the accompanying consolidated balance sheet.

     The Company is currently in active discussions with the Banks to amend the terms of the CIBC Term Loan Facility. The amendment contemplates among other things, a change to the amortization schedule of principal, extension of the maturity date, repayment of a portion of principal outstanding from various sources of funds upon the successful completion of new debt and equity financings and the sale of certain assets. The amendment will also require compliance with various financial covenants.

     Note payable to customer is a loan from a customer of Akashic that was assumed in the Merger. The loan calls for maximum borrowings of $7,500, which must be drawn in $500 increments, based on certain milestone achievements. The line bears interest of 6.0% per year. The outstanding balance of the loan is reduced by an amount equal to $0.15 per product unit sold to the customer ("Product Credits"). Akashic may increase this offset amount from time to time to reduce the outstanding balance of the loan. Beginning April 30, 1997, Akashic was required to make quarterly payments of $528, less the amount of any Product Credit for the prior quarter. The customer has certain rights of offset against outstanding accounts receivables. All unpaid interest and principal balance is due in full on March 30, 2000. At December 31, 1997, the Company was in default of this agreement and no further borrowings were available. Because the default has not been waived or remedied, the associated debt has been classified as current in the accompanying consolidated balance sheet.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
                     (in thousands, except per share data)

NOTE 8 -- OTHER INCOME (EXPENSE), NET

     Other income (expense), net consisted of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1997       1996      1995
                                                  -------    -------    -----
Interest expense................................  $(4,498)   $(1,598)   $(880)
Interest income and other, net..................        7      2,170    1,103
Remeasurement gain (loss).......................    1,104       (143)    (147)
                                                  -------    -------    -----
                                                  $(3,387)   $   429    $  76
                                                  =======    =======    =====

NOTE 9 -- COMMITMENTS

  Operating Leases

     The Company leases all its facilities under noncancelable operating leases which expire at various dates during the next three years. Rent expense for the year ended December 31, 1997, 1996 and 1995 were $2,665, $2,030, and $1,286, respectively. Future minimum payments under noncancelable operating leases as of December 31, 1997 are:

                                                          DECEMBER 31,
                                                              1997
                                                          ------------
1998....................................................     $5,220
1999....................................................      3,852
2000....................................................      1,501
2001....................................................        641
2002....................................................        107

  Capital Expenditures

     At December 31, 1997, the Company had noncancelable purchase commitments totaling $51.1 million.

  401(k) Plan

     During 1994, the Company established a 401(k) employee salary deferral plan (the "Plan") that allows voluntary contributions by all full-time U.S. employees upon employment. Under the Plan, eligible employees may contribute from 1% to 15% of their pretax earnings, up to the Internal Revenue Service's annual contribution limit. The Company matches employee contributions at 50% of the first 6% contributed with an annual maximum employer match of twenty five hundred dollars. The Company's contributions to the Plan for the year ended December 31, 1997 and 1996 were $494 and $549, respectively and are paid semi-annually.

NOTE 10 -- EQUITY

  Common Stock

     The Class B Common Stock is convertible into shares of Class A Common Stock on a one for one basis at the discretion of the holder based upon the occurrence of certain conversion events.

  Rights Plan

     In August 1996, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Right") on each outstanding share of the Company's Common Stock. Each right will entitle

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  Put Options

     In October 1995, the Company's Board of Directors authorized a share repurchase program. Pursuant to this program, the Company sold put options for $1,918 in private placements during October 1995. The put options granted the holder the right to require the Company to repurchase up to 750 shares of its Class A Common Stock at an aggregate price of $20,605, of which the Company repurchased 263 shares at an aggregate cost of $7,216. The Company closed the remaining 487 put options by cash settlement at an aggregate cost of $1,994 in January and April 1996.

  Stock-based Compensation

     At December 31, 1997, the Company has two stock option plans for its employees: the 1994 Incentive Stock Option Plan ("ISO Plan") and the 1994 Non-Qualified Stock Option Plan ("NSO Plan") and one stock option plan for non-employee directors, the 1995 Director Option Plan (the "Director Plan"). Each plan is described below. The Company applies the intrinsic value method in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated below:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997        1996      1995
                                               ---------    ------    -------
Net income:
  As reported..............................    $ (99,055)   $8,458    $21,158
                                               =========    ======    =======
  Pro forma................................    $(103,530)   $6,359    $20,562
                                               =========    ======    =======
Basic earnings per share:
  As reported..............................    $   (5.49)   $ 0.49    $  1.89
                                               =========    ======    =======
  Pro forma................................    $   (5.74)   $ 0.37    $  1.83
                                               =========    ======    =======
Diluted earnings per share:
  As reported..............................    $   (5.49)   $ 0.46    $  1.39
                                               =========    ======    =======
  Pro forma................................    $   (5.74)   $ 0.35    $  1.36
                                               =========    ======    =======

     Compensation cost is recognized for the value of employees under the Purchase Plan, 1994 Stock Option Plans, and the 1995 Director Option Plan on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: no dividend yield for all years; expected volatility of 90 percent for 1997 and 50 percent for 1996 and 1995; risk-free interest rate of 6.0 percent for 1997 and 6.2 percent for 1996 and 1995; and expected lives of 4.1 years for all years.

  1994 Stock Option Plans

     The Company has adopted two stock option plans: the 1994 Incentive Stock Option Plan ("ISO Plan") and the 1994 Non-Qualified Stock Option Plan ("NSO Plan"). At December 31, 1997, the Company had reserved 4,650 shares of Class A Common Stock for issuance under the employee plans and 545 shares

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

remained available for future option grants. Eligible individuals under the Plans may be granted options to purchase the Company's Class A Common Stock at an exercise price per share of at least 100% of fair market value at date of grant for an incentive stock option and at least 85% of fair market value for a non-qualified stock option. Options under the ISO Plan may be granted to employees and consultants of the Company and generally vest monthly over a four year period from the date of grant. Options under the NSO Plan may be granted to employees, directors, contractors or other individuals affiliated with the Company and generally vest seven years from the date of grant with vesting accelerated upon the achievement of certain financial objectives. Options under both plans have a maximum term of ten years.

  1995 Director Option Plan

     At December 31, 1997, the Company had reserved 75 shares of Class A Common Stock for issuance under the Director plan and 57 shares remained available for future option grants. Under the Director Plan each Outside Director is automatically granted a non-qualified option to purchase 12 shares of Class A Common Stock on the last to occur of the date of adoption of the plan or the date upon which such person first becomes a director ("Initial Option") with an exercise price equal to the fair market value of the Company's Class A Common Stock as of the date of grant. Thereafter, each Outside Director is automatically granted an option to purchase 3 shares of Class A Common Stock on April 1 of each year, except in the year the Director Plan was adopted ("Subsequent Option"), provided he or she has served as a director for at least six months as of such date.

     Options granted under the Director Plan generally have a term of ten years and are evidenced by an option agreement between the Company and the director to whom the option is granted. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Class A Common Stock on the date of grant. Initial Options granted under the Director Plan generally vest cumulatively as to 12/48ths of the shares on the first anniversary date of the date of grant and as to 1/48th of the shares subject to the option each month thereafter. Subsequent Options generally vest entirely on the fourth anniversary of the date of grant. In the event of a merger of the Company with or into another corporation or an acquisition of assets involving the Company, or a change of control, each option shall become fully vested and exercisable, including shares which would not otherwise be exercisable, immediately prior to the closing. Unless terminated sooner, the Director Plan will terminate in 2005. The Board has certain authority to amend or terminate the Director Plan.

     The following summarizes the transactions under the various plans:

                                                              YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------
                                             1997                      1996                      1995
                                    -----------------------   -----------------------   -----------------------
                                               WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                AVERAGE                   AVERAGE                   AVERAGE
                                    SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE
                                    ------   --------------   ------   --------------   ------   --------------
Options at beginning of year......   2,273       $6.01         2,167       $ 5.06        1,965       $0.19
Options granted...................   2,066        7.23         1,553        14.02        1,169        9.49
Options terminated................  (1,300)       9.76        (1,025)       17.91          (59)       3.26
Options exercised.................    (566)       1.96          (422)        1.75         (908)       0.32
                                    ------                    ------                    ------
Options at end of year............   2,473        5.44         2,273         6.01        2,167        5.06
                                    ======                    ======                    ======
Options exercisable at end of
  year............................     943                       807                       658
                                    ======                    ======                    ======
Weighted-average fair value of
  options granted during the
  year............................               $3.12                     $ 5.54                    $4.62
                                                 =====                     ======                    =====

     In June 1997, the Board of Directors adopted a resolution allowing employees, excluding executive officers, to exchange all (but not less than all) of their existing options (vested and unvested) to purchase

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

StorMedia common stock having an exercise price of $6.88, with retained vesting, and a 6-month lock-up. Approximately 991 options were repriced under this program.

     The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                                        OUTSTANDING                                    EXERCISABLE
                    ----------------------------------------------------   ------------------------------------
                                         WEIGHTED
                        NUMBER           AVERAGE            WEIGHTED            NUMBER             WEIGHTED
RANGE OF EXERCISE   OUTSTANDING AS      REMAINING           AVERAGE        EXERCISABLE AS OF   AVERAGE EXERCISE
      PRICES         OF 12/31/97     CONTRACTUAL LIFE    EXERCISE PRICE        12/31/97             PRICE
-----------------   --------------   ----------------   ----------------   -----------------   ----------------
      $0.19               468              6.45              $ 0.19               406               $ 0.19
  $0.89 - $2.19           414              8.56                1.98                88                 1.78
  $2.67 - $5.50           210              8.12                3.33                67                 2.82
      $6.88             1,039              8.90                6.88               286                 6.88
 $10.69 - $10.88          110              8.56               10.75                39                10.72
      $11.50                3              9.25               11.50                --                   --
      $11.75                1              8.27               11.75                --                11.75
      $12.75               25              8.91               12.75                 7                12.75
      $15.50              200              8.99               15.50                50                15.50
      $16.17                3              8.25               16.17                --                   --
                        -----                                                     ---
  $0.19 - $16.17        2,473              8.30              $ 5.44               943               $ 3.89
                        =====                                                     ===

  1995 Employee Stock Purchase Plan

     In April 1995, the Board of Directors and the stockholders of the Company approved the 1995 Employee Stock purchase Plan (the "Purchase Plan") which became effective on May 4, 1995. The purpose of the Purchase Plan is to provide employees who are employed by the Company on the first day of a given offering period an opportunity to purchase Class A Common Stock of the Company through accumulated payroll deductions. The Purchase Plan was amended in March 1996 and the amendment was subsequently approved by the stockholders at the 1996 annual meeting. A total of 413 shares of Class A Common Stock have been reserved for issuance under the Purchase Plan. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, was initially implemented with an offering period which commenced simultaneously with the initial public offering and ended approximately 12 months later on May 10, 1996. As amended, the Purchase Plan provides for overlapping 24-month offering periods which commence on the first trading day on or after May 15, and November 15 of each year. Each offering period consists of four purchase periods of approximately six months in length and four exercise dates which occur on the last day of each purchase period. The first purchase period commences on the enrollment date and ends approximately 6 months later. The purchase price for the shares is an amount equal to 85% of the fair market value of a share of Class A Common Stock (as defined in the Purchase Plan) on either the enrollment date or the exercise date, whichever is lower. The valuation of those rights granted in 1997, 1996 and 1995 were $2.86, $3.81 and $3.88, respectively.

     As of December 31, 1997, 335 shares had been purchased under the Purchase Plan and 78 shares remained available for future purchases. In November 1997, the Company suspended the Purchase Plan indefinitely as the fixed amount of shares reserved for the Purchase Plan was depleted to an insufficient level to continue for another purchase period.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- INCOME TAXES

     Income tax expense (benefit) for the year ended December 31, 1997 includes the following:

                                                 CURRENT    DEFERRED     TOTAL
                                                 -------    --------    -------
Federal........................................  $(4,131)    $2,248     $(1,883)
State..........................................     (107)       343         236
Foreign........................................       --         --          --
                                                 -------     ------     -------
          Total................................  $(4,238)    $2,591     $(1,647)
                                                 =======     ======     =======

     Income tax expense (benefit) for the year ended December 31, 1996 includes the following:

                                                   CURRENT    DEFERRED    TOTAL
                                                   -------    --------    ------
Federal..........................................  $ (154)     $   --     $ (154)
State............................................    (394)         --       (394)
Foreign..........................................      27          --         27
Charge in lieu of taxes for early dispositions of
  stock issued upon exercise of stock options....   2,708          --      2,708
                                                   ------      ------     ------
          Total..................................  $2,187      $   --     $2,187
                                                   ======      ======     ======

     Income tax expense (benefit) for the year ended December 31, 1995 includes the following:

                                                   CURRENT    DEFERRED    TOTAL
                                                   -------    --------    ------
Federal..........................................  $3,077      $ (475)    $2,602
State............................................   1,773        (137)     1,636
Foreign..........................................     236          --        236
Charge in lieu of taxes for early dispositions of
  stock issued upon exercise of stock options....   3,368          --      3,368
                                                   ------      ------     ------
          Total..................................  $8,454      $ (612)    $7,842
                                                   ======      ======     ======

     Income taxes reconcile to the amount computed by applying the federal statutory rate to income before income taxes as follows:

                                                            1997   1996    1995
                                                            ----   ----    ----
Tax computed at federal statutory rate....................   35%    35%     35%
State income taxes (net of federal benefit)...............   --      1       4
Foreign earnings taxed at rates less than U.S. rate.......   --    (15)    (10)
Net operating loss for which no benefit realized..........  (32)    --      --
Other, net................................................   (1)    --      (2)
                                                            ---    ---     ---
Total provision...........................................    2%    21%     27%
                                                            ===    ===     ===

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Significant components of deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         1997            1996
                                                     ------------    ------------
Deferred tax asset:
  Property and equipment...........................    $ 46,812         $   --
  Accrual and reserve accounts.....................      14,114          2,819
  State taxes......................................           7             --
  Net operating loss carryforward..................      12,656             17
                                                       --------         ------
Total gross deferred tax assets....................      73,589          2,836
Valuation allowance................................     (73,145)            --
                                                       --------         ------
Net deferred tax asset.............................         444          2,836
                                                       --------         ------
Deferred tax liabilities:
  Property and equipment...........................          --           (245)
  Other............................................        (444)            --
                                                       --------         ------
Total gross deferred tax liabilities...............        (444)          (245)
                                                       --------         ------
Net deferred tax assets............................    $     --         $2,591
                                                       ========         ======

     The Company's accounting for deferred taxes under Statement No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets, the lack of significant firm sales backlog, no significant excess of appreciated asset value over the tax basis of the Company's net assets and the absence of taxable income in prior carryback years.

NOTE 12 -- LITIGATION

     On July 23, 1996, the Company was informed by Maxtor Corporation that it intended to terminate a November 17, 1995 Volume Purchase Agreement between Maxtor and Hyundai Electronics Industries Co. Ltd., on the one hand, and the Company. Prior to such notification, Maxtor had failed to purchase in the Company's second quarter the disks required to be purchased by it under the Volume Purchase Agreement. As a consequence of Maxtor and Hyundai's breach of the Volume Purchase Agreement, the Company on September 25, 1996 filed suit in the United States District Court for the Northern District of California against Hyundai, C.S. Park, K.S. Yoo and Mong Hun Chung alleging breach of the Volume Purchase Agreement and fraud. The Complaint seeks damages in excess of $206 million. In response to a motion to dismiss brought by Hyundai the Court dismissed the Complaint because it found that Maxtor was an indispensable party to the litigation. The Court, however, conditioned its dismissal on defendants agreements to certain terms and conditions designed to preserve the progress made in the federal action. In response, StorMedia has filed a substantially similar complaint against Maxtor, Hyundai Electronics Industries and certain individuals in California state court.

     MAXTOR CORPORATION V. STORMEDIA, INC., ET AL.

     On December 19, 1996, Maxtor Corporation filed an action in Colorado state court for the County of Boulder against the Company, its subsidiary, StorMedia International Limited, and William J. Almon alleging breach of contract, breach of warranty, fraud and negligent misrepresentation. The action alleges that the Company's products failed to meet certain of Maxtor's requirements under the November 17, 1995 Volume Purchase Agreement. The action seeks compensatory damages of $100 million. The Colorado state court

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

stayed all proceedings in that action in favor of the above-described federal action against Hyundai. In response to the federal court's order dismissing StorMedia's complaint against Hyundai, described above, Maxtor moved to lift the stay of its Colorado State court proceeding. That motion is currently pending.

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

     The preceding two actions are in a preliminary stage, and it is not possible for the Company to determine the ultimate outcome of these matters.

     The Company is also involved in other legal actions arising in the ordinary course of business. While the outcome of such matters are currently not determinable, it is management's opinion that these matters will not have a material adverse effect on the Company's consolidated financial condition or results of its operations.

NOTE 13 -- SIGNIFICANT CUSTOMERS AND SEGMENT INFORMATION

     The Company operates in one industry segment and is engaged in the development, manufacture and sale of thin film disks to the disk drive industry. The Company began manufacturing and selling product from its initial manufacturing site in Singapore in the fourth quarter of 1994. The following table summarizes geographic information on the Company's operations:

                                                                CAYMAN
YEAR ENDED DECEMBER 31, 1997    U.S.     SINGAPORE   MALAYSIA   ISLANDS   ELIMINATIONS   CONSOLIDATED
----------------------------  --------   ---------   --------   -------   ------------   ------------
Total net sales............   $ 37,072   $ 82,699     $   --    $    --     $(10,084)      $109,687
                              ========   ========     ======    =======     ========       ========
Operating loss.............   $(41,100)  $(56,215)    $   --    $    --     $     --       $(97,315)
                              ========   ========     ======    =======     ========       ========
Identifiable assets........   $108,883   $ 79,281     $4,804    $ 1,058     $     --       $194,026
                              ========   ========     ======    =======     ========       ========

                                                                CAYMAN
YEAR ENDED DECEMBER 31, 1996    U.S.     SINGAPORE   MALAYSIA   ISLANDS   ELIMINATIONS   CONSOLIDATED
----------------------------  --------   ---------   --------   -------   ------------   ------------
Total net sales............   $123,811   $140,175     $   --    $    --     $(52,990)      $210,996
                              ========   ========     ======    =======     ========       ========
Operating profit (loss)....   $ (8,790)  $ 19,006     $   --    $    --     $     --         10,216
                              ========   ========     ======    =======     ========       ========
Identifiable assets........   $ 94,286   $127,004     $   --    $20,446     $     --       $241,736
                              ========   ========     ======    =======     ========       ========

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                CAYMAN
YEAR ENDED DECEMBER 31, 1995    U.S.     SINGAPORE   MALAYSIA   ISLANDS   ELIMINATIONS   CONSOLIDATED
----------------------------  --------   ---------   --------   -------   ------------   ------------
Total net sales............   $121,384   $ 76,024     $   --    $    --     $(35,953)      $161,455
                              ========   ========     ======    =======     ========       ========
Operating profit...........   $  7,048   $ 21,876     $   --    $    --     $     --         28,924
                              ========   ========     ======    =======     ========       ========
Identifiable assets........   $115,180   $ 66,417     $   --    $    --     $     --       $181,597
                              ========   ========     ======    =======     ========       ========

     Sales from domestic operations were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                1997           1996           1995
                                            ------------   ------------   ------------
Far East..................................    $20,477        $52,070        $82,879
United States.............................      6,552          4,807          5,122
Europe....................................         --         15,129             --
                                              -------        -------        -------
     Total................................    $27,029        $72,006        $88,001
                                              =======        =======        =======

     Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                           1997    1996    1995
                                                           ----    ----    ----
SALES:
  Customer A...........................................     62%     71%     54%
  Customer B...........................................     --      25%     45%
  Customer C...........................................     18%     --      --

                                                            AS OF DECEMBER 31,
                                                           --------------------
                                                           1997    1996    1995
                                                           ----    ----    ----
ACCOUNTS RECEIVABLES:
  Customer A...........................................     13%     93%     45%
  Customer B...........................................     --      --      50%

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- NUMBER OF SHARES USED IN PER SHARE COMPUTATION

     The following table reconciles the number of shares used in basic net income (loss) per share computation and the number of shares used in the diluted net income (loss) per share computation:

                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------   -------   -------
Basic:
  Weighted average common shares used in
     computing basic net income (loss) per
     share.......................................    18,031    17,285    11,210
                                                   ========   =======   =======
Diluted:
  Weighted average common shares outstanding.....    18,031    17,285    11,210
  Diluted options outstanding....................        --       924     1,602
  Weighted average of preferred stock outstanding
     on an as if converted basis.................        --        --     2,363
                                                   --------   -------   -------
  Shares used in computing diluted net income
     (loss) per share............................    18,031    18,209    15,175
                                                   ========   =======   =======

NOTE 15 -- QUARTERLY SUMMARIES (UNAUDITED)

                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
RESULTS
1997
Net sales....................................    $34,100       $ 32,553       $ 22,226       $ 20,808
Gross deficit................................     (4,904)        (8,671)        (5,885)       (14,112)
Net loss.....................................     (9,319)       (20,903)       (13,301)       (55,532)
Basic loss per share.........................    $ (0.52)      $  (1.16)      $  (0.74)      $  (3.02)
Diluted loss per share.......................    $ (0.52)      $  (1.16)      $  (0.74)      $  (3.02)
1996
Net sales....................................    $61,156       $ 57,652       $ 41,575       $ 50,613
Gross profit (deficit).......................     17,109         14,891         (2,555)         6,989
Net earnings (loss)..........................      9,469          7,795         (9,128)           322
Basic earnings (loss) per share..............    $  0.56       $   0.45       $  (0.52)      $   0.02
Diluted earnings (loss) per share............    $  0.52       $   0.42       $  (0.52)      $   0.02

     The 1997 fourth quarter results include $29 million of nonrecurring pre-tax charges for the closure of certain manufacturing operations (See Note 6). In addition the Company took a $1 million charge for severance to reduce its workforce in response to the supply/demand imbalance within the industry; $4.4 million write-off of outstanding receivables and inventories related to the liquidation of Micropolis (S) Pte Ltd by Singapore Technologies; and a $6 million charge primarily related to the writedown of certain inventories to net realizable value.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
StorMedia Incorporated:

     We have audited the accompanying consolidated balance sheets of StorMedia Incorporated (the Company) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 1997. Our audits included the related financial statement Schedule II as listed in the index under Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based upon our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations in 1997 and has a significant working capital deficiency, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG Peat Marwick LLP

Mountain View, California
January 27, 1998

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     The information required by this Part III is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference to "ELECTION OF DIRECTORS -- Nominees" in the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders. The information concerning current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed in Part II of this Annual Report on Form 10-K:

                                                                    PAGE IN
                                                                   FORM 10-K
                                                                    REPORT
                                                                   ---------
1.   FINANCIAL STATEMENTS
     Consolidated Balance Sheets of the Company as of December
     31, 1997 and 1996...........................................      27
     Consolidated Statements of Operations of the Company for the
     years ended December 31, 1997, 1996 and 1995................      28
     Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1997, 1996 and 1995..........      29
     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995............................      30
     Notes to Consolidated Financial Statements..................      31
2.   FINANCIAL STATEMENT SCHEDULE
     For the three years ended December 31, 1997, 1996 and 1995
     II -- Valuation and Qualifying Accounts.....................      52

     Other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.   EXHIBITS

                               INDEX TO EXHIBITS
                                   FORM 10-K

     EXHIBIT
     NUMBER                            EXHIBIT TITLE
    ---------                          -------------
     2.1(4)     Agreement and Plan of Reorganization dated as of December
                15, 1997, among the Registrant, AII, Akashic, and StorMedia
                Acquisition Corporation
     2.2(4)     Form of Agreement of Merger between Akashic and StorMedia
                Acquisition Corporation
     3.1(1)     Amended and Restated Certificate of Incorporation of the
                Registrant
     3.2(1)     Bylaws of the Registrant, as amended
     3.3(1)     Amended Bylaws of Registrant
     3.4(5)     Amendment to Bylaws of Registrant
     3.5(5)     Certificate of Designation of Rights, Preferences and
                Privileges of Series A Participating Preferred Stock and
                Series B Participating Preferred Stock
     4.1(1)     See Certificate of Incorporation (Exhibit 3.l) for
                definition of the rights of the Class A and Class B Common
                Stock
    10.1(1)     Subordinated Promissory Note issued by the Registrant to
                Nashua on May 20, 1994
    10.2(1)     Subordinated Promissory Note dated May 20, 1994 issued by
                StorMedia International to Nashua
    10.3(1)     Non-Competition Agreement dated May 20, 1994 between the
                Registrant and Nashua
    10.4(1)     Procurement and Supply Agreement dated May 20, 1994 by and between the Registrant and Nashua
    10.5(1)     License Agreement dated May 20, 1994 by and between the
                Registrant and Nashua
    10.6(1)     Technology License Agreement dated May 20, 1994 by and
                between the Registrant and Nashua
    10.7(1)     Subordinated Guaranty by the Registrant in favor of Nashua dated May 20, 1994
    10.8(1)     Lease dated May 18, 1994 by and between Reed Street
                Associates and the Registrant
    10.9(1)     Addendum to Lease Between Mancini-Mills, Inc. and Nashua
                Computer Products Division of Nashua dated May 19, 1994
    10.10(1)    Ground Lease dated May 19, 1994 by and between Tom Rivera
                and the Registrant
    10.11(1)    Lease dated May 19, 1994 between Advanced Printed Circuit
                Technology and the Registrant
    10.12(1)    Assignment and Assumption of Lease dated May 19, 1994 by and between Nashua and the Registrant
    10.13(1)    Securities Purchase Agreement dated May 20, 1994 by and
                among the Registrant, Prudential Private Equity Investors
                III, L.P. ("PPEI") and Almon Family Partners, L.P ("Almon")
    10.14(1)    Shareholders Agreement dated May 20, 1994 by and among the
                Registrant, PPEI and Almon
    10.15(1)    Registration Rights Agreement dated as of May 20, 1994 by
                and among the Registrant, PPEI and Almon
    10.16(1)    Amended and Restated Loan and Security Agreement dated June
                15, 1994 between the Registrant and CoastFed Business Credit
                Corporation ("CoastFed"), as amended on January 27, 1995
    10.17(1)    Letter Agreement dated May 20, 1994 between the Registrant and CoastFed

     EXHIBIT
     NUMBER                            EXHIBIT TITLE
    ---------                          -------------
    10.18(1)    Amended and Restated Accounts Collateral Security Agreement
                dated June 15, 1994 between the Registrant and CoastFed
    10.19(1)    Subordination Agreement dated May 20, 1994 by and among the
                Registrant, Nashua and CoastFed
    10.20(1)    Deed of Debenture dated November 4, 1994 between StorMedia
                International Ltd. and Sembawang Leasing Pte Ltd.
                ("Sembawang")
    10.21(1)    Factoring Agreement dated November 4, 1994 between StorMedia
                International Ltd. and Sembawang
    10.22(1)    Facility Agreement dated November 4, 1994 between StorMedia
                International Ltd. and Sembawang
    10.23(1)    Master Lease Agreement dated November 4, 1994 between
                Sembawang and StorMedia International Ltd.
    10.24(1)    Guaranty dated as of November 4, 1994 by Registrant in favor of Sembawang
    10.25(1)    Guaranty dated as of November 4, 1994 by William J. Almon in favor of Sembawang
    10.26(1)    1994 Non-Qualified Stock Option Plan and form of option
                agreement
    10.27(3)    1994 Incentive Stock Option Plan and form of option
                agreement, as amended
    10.28(1)    1995 Director Option Plan and forms of option agreements
    10.29(1)    Form of Indemnification Agreement
    10.30(1)    Tenancy Agreement for an 'E8' type factory building relating to private lot A14 765 at 9 Tuas Avenue 5, Jurong Industrial
                Estate between Jurong Town Corporation and StorMedia
                International Ltd.
    10.32(2)    Supply Agreement between the Registrant and Seagate
                Technology, Inc.
    10.35(3)    1995 Employee Stock Purchase Plan, as amended
    10.36(3)    Credit Agreement dated December 1, 1995 between Registrant and Bank of America National Trust and Savings Association
    10.37(3)    Purchase Agreement dated November 17, 1995 between
                Registrant, Maxtor Corporation and Hyundai Electronics
                Industries Co., Ltd.
    10.38(3)    Letter Agreement dated October 3, 1995 between Registrant
                and Morgan Stanley & Co. Incorporated
    10.39(4)    Facility Agreement dated as of February 21, 1996 between
                StorMedia International Ltd and DBS Bank
    10.40(4)    Guaranty dated as of February 26, 1996 by Registrant in
                favor of DBS Bank
    10.41(5)    Rights Agreement dated July 31, 1996 between Registrant and
                Bank Boston
    10.42(6)    Addendum "A" to Lease dated September 1, 1996 for property at 365 Reed Street, Santa Clara, California
    10.43(6)    Addendum "A" to Lease dated September 1, 1996 for property at 340 Martin Avenue, Santa Clara, California
    10.44(8)    Credit Agreement dated as of January 24, 1997 by and among the Registrant, Canadian Imperial Bank of Commerce, as
                Agent, Banque National de Paris as Co-Agent Canadian
                Imperial Bank of Commerce, Singapore Branch as Designated
                Issuer and certain financial institutions
    21.1(1)     Subsidiaries of the Registrant
    23.1        Consent of KPMG Peat Marwick, LLP
    24.1        Power of Attorney (See page 51)

     EXHIBIT
     NUMBER                            EXHIBIT TITLE
    ---------                          -------------
    27.1        Financial Data Schedule
    27.2        1996 Restated Financial Data Schedule
    27.3        1995 Restated Financial Data Schedule
    99.1(7)     Press release dated January 5, 1998.
    99.2(7)     Patent Purchase Agreement dated as of December 15, 1997
                between Kubota, Registrant and StorMedia International Ltd.
    99.3(7)     Kubota Guaranty and Indemnification dated as of December 15,
                1997 between Kubota and Registrant.
    99.4(7)     Assignment from Registrant to FSC dated December 31, 1997.

---------------

 *  Confidential treatment requested.

(1) Incorporated by reference to the like-numbered exhibits filed with the Registration Statement on Form S-1 (No. 33-90530) which was declared effective on May 4, 1995.

(2) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended September 30, 1995.

(3) Incorporated by reference to the exhibits in Registrant's Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended March 31, 1996.

(5) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended June 20, 1996.

(6) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.

(7) Incorporated by reference to the exhibits in Registrant's current Report on Form 8-K filed January 13, 1998.

(8) Incorporated by reference to the exhibits in Registrant's Report on Form 10-K for the year ended December 31, 1997.

     (b) Reports on Form 8-K

     On December 2, 1997, the Company filed a current Report on Form 8-K reporting its press release dated November 28, 1997.

     On January 13, 1998, the Company filed a current Report on Form 8-K reporting the acquisition of all of the outstanding shares of Akashic Memories Corporation effective on December 31, 1997.

     On March 13, 1998, the Company filed an Amendment to its current Report on Form 8-K, filing the financial statements of Akashic Memories Corporation and the pro forma financials.

     On November 3, 1997, the Company filed a current Report on Form 8-K reporting its press release dated November 12, 1997.

  Trademark Acknowledgments

     The StorMedia logo is a registered trademark of the Company. All other trademarks or trade names appearing in the Form 10-K are the property of their respective owners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the Thirty First day of March, 1998.

                                          STORMEDIA INCORPORATED

                                          By:     /s/ WILLIAM J. ALMON
                                            ------------------------------------
                                                     William J. Almon,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

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

                /s/ WILLIAM J. ALMON                   Chairman of the Board and     March 31, 1998
-----------------------------------------------------    Chief Executive Officer
                 (William J. Almon)                      (Principal Executive
                                                         Officer)

                /s/ STEPHEN M. ABELY                   Chief Financial Officer,      March 31, 1998
-----------------------------------------------------    Vice President, Finance
                 (Stephen M. Abely)                      and Assistant Secretary
                                                         (Principal Financial and
                                                         Accounting Officer)

                 /s/ JOHN A. DOWNER                    Director                      March 31, 1998
-----------------------------------------------------
                  (John A. Downer)

                /s/ FRANCIS J. LUNGER                  Director                      March 31, 1998
-----------------------------------------------------
                 (Francis J. Lunger)

                  /s/ MARK S. ROSSI                    Director                      March 31, 1998
-----------------------------------------------------
                   (Mark S. Rossi)

                 /s/ GREGORIO REYES                    Director                      March 31, 1998
-----------------------------------------------------
                  (Gregorio Reyes)

                                                                     SCHEDULE II

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                   -------------------------
                                                                 CHARGED TO
                                       BALANCE     CHARGED TO       OTHER                         BALANCE
                                      BEGINNING    COSTS AND     ACCOUNTS --    DEDUCTIONS --     AT END
            DESCRIPTION               OF PERIOD     EXPENSES      DESCRIBE       DESCRIBE(1)     OF PERIOD
            -----------               ---------    ----------    -----------    -------------    ---------
Year ended December 31, 1997
  Allowance for sales returns and
     doubtful accounts..............   $1,177       $15,731          $--           $7,737         $9,171
                                       ======       =======          ===           ======         ======

Year ended December 31, 1996
  Allowance for sales returns and
     doubtful accounts..............   $1,555       $ 6,759          $--           $7,137         $1,177
                                       ======       =======          ===           ======         ======
Year ended December 31, 1995
  Allowance for sales returns and
     doubtful accounts..............   $  253       $ 1,974          $--           $  672         $1,555
                                       ======       =======          ===           ======         ======

---------------
(1) Deductions represent sales returns and doubtful accounts charged against the allowance.

                               EXHIBITS TO INDEX
                                   FORM 10-K

     EXHIBIT
     NUMBER                            EXHIBIT TITLE
    ---------                          -------------
     2.1(4)     Agreement and Plan of Reorganization dated as of December
                15, 1997, among the Registrant, AII, Akashic, and StorMedia
                Acquisition Corporation
     2.2(4)     Form of Agreement of Merger between Akashic and StorMedia
                Acquisition Corporation
     3.1(1)     Amended and Restated Certificate of Incorporation of the
                Registrant
     3.2(1)     Bylaws of the Registrant, as amended
     3.3(1)     Amended Bylaws of Registrant
     3.4(5)     Amendment to Bylaws of Registrant
     3.5(5)     Certificate of Designation of Rights, Preferences and
                Privileges of Series A Participating Preferred Stock and
                Series B Participating Preferred Stock
     4.1(1)     See Certificate of Incorporation (Exhibit 3.l) for
                definition of the rights of the Class A and Class B Common
                Stock
    10.1(1)     Subordinated Promissory Note issued by the Registrant to
                Nashua on May 20, 1994
    10.2(1)     Subordinated Promissory Note dated May 20, 1994 issued by
                StorMedia International to Nashua
    10.3(1)     Non-Competition Agreement dated May 20, 1994 between the
                Registrant and Nashua
    10.4(1)     Procurement and Supply Agreement dated May 20, 1994 by and between the Registrant and Nashua
    10.5(1)     License Agreement dated May 20, 1994 by and between the
                Registrant and Nashua
    10.6(1)     Technology License Agreement dated May 20, 1994 by and
                between the Registrant and Nashua
    10.7(1)     Subordinated Guaranty by the Registrant in favor of Nashua dated May 20, 1994
    10.8(1)     Lease dated May 18, 1994 by and between Reed Street
                Associates and the Registrant
    10.9(1)     Addendum to Lease Between Mancini-Mills, Inc. and Nashua
                Computer Products Division of Nashua dated May 19, 1994
    10.10(1)    Ground Lease dated May 19, 1994 by and between Tom Rivera
                and the Registrant
    10.11(1)    Lease dated May 19, 1994 between Advanced Printed Circuit
                Technology and the Registrant
    10.12(1)    Assignment and Assumption of Lease dated May 19, 1994 by and between Nashua and the Registrant
    10.13(1)    Securities Purchase Agreement dated May 20, 1994 by and
                among the Registrant, Prudential Private Equity Investors
                III, L.P. ("PPEI") and Almon Family Partners, L.P ("Almon")
    10.14(1)    Shareholders Agreement dated May 20, 1994 by and among the
                Registrant, PPEI and Almon
    10.15(1)    Registration Rights Agreement dated as of May 20, 1994 by
                and among the Registrant, PPEI and Almon
    10.16(1)    Amended and Restated Loan and Security Agreement dated June
                15, 1994 between the Registrant and CoastFed Business Credit
                Corporation ("CoastFed"), as amended on January 27, 1995
    10.17(1)    Letter Agreement dated May 20, 1994 between the Registrant and CoastFed
    10.18(1)    Amended and Restated Accounts Collateral Security Agreement
                dated June 15, 1994 between the Registrant and CoastFed

     EXHIBIT
     NUMBER                            EXHIBIT TITLE
    ---------                          -------------
    10.19(1)    Subordination Agreement dated May 20, 1994 by and among the
                Registrant, Nashua and CoastFed
    10.20(1)    Deed of Debenture dated November 4, 1994 between StorMedia
                International Ltd. and Sembawang Leasing Pte Ltd.
                ("Sembawang")
    10.21(1)    Factoring Agreement dated November 4, 1994 between StorMedia
                International Ltd. and Sembawang
    10.22(1)    Facility Agreement dated November 4, 1994 between StorMedia
                International Ltd. and Sembawang
    10.23(1)    Master Lease Agreement dated November 4, 1994 between
                Sembawang and StorMedia International Ltd.
    10.24(1)    Guaranty dated as of November 4, 1994 by Registrant in favor of Sembawang
    10.25(1)    Guaranty dated as of November 4, 1994 by William J. Almon in favor of Sembawang
    10.26(1)    1994 Non-Qualified Stock Option Plan and form of option
                agreement
    10.27(3)    1994 Incentive Stock Option Plan and form of option
                agreement, as amended
    10.28(1)    1995 Director Option Plan and forms of option agreements
    10.29(1)    Form of Indemnification Agreement
    10.30(1)    Tenancy Agreement for an 'E8' type factory building relating to private lot A14 765 at 9 Tuas Avenue 5, Jurong Industrial
                Estate between Jurong Town Corporation and StorMedia
                International Ltd.
    10.32(2)    Supply Agreement between the Registrant and Seagate
                Technology, Inc.
    10.35(3)    1995 Employee Stock Purchase Plan, as amended
    10.36(3)    Credit Agreement dated December 1, 1995 between Registrant and Bank of America National Trust and Savings Association
    10.37(3)    Purchase Agreement dated November 17, 1995 between
                Registrant, Maxtor Corporation and Hyundai Electronics
                Industries Co., Ltd.
    10.38(3)    Letter Agreement dated October 3, 1995 between Registrant
                and Morgan Stanley & Co. Incorporated
    10.39(4)    Facility Agreement dated as of February 21, 1996 between
                StorMedia International Ltd and DBS Bank
    10.40(4)    Guaranty dated as of February 26, 1996 by Registrant in
                favor of DBS Bank
    10.41(5)    Rights Agreement dated July 31, 1996 between Registrant and
                Bank Boston
    10.42(6)    Addendum "A" to Lease dated September 1, 1996 for property at 365 Reed Street, Santa Clara, California
    10.43(6)    Addendum "A" to Lease dated September 1, 1996 for property at 340 Martin Avenue, Santa Clara, California
    10.44(8)    Credit Agreement dated as of January 24, 1997 by and among the Registrant, Canadian Imperial Bank of Commerce, as
                Agent, Banque National de Paris as Co-Agent Canadian
                Imperial Bank of Commerce, Singapore Branch as Designated
                Issuer and certain financial institutions
    21.1(1)     Subsidiaries of the Registrant
    23.1        Consent of KPMG Peat Marwick, LLP
    24.1        Power of Attorney (See page 51)
    27.1        Financial Data Schedule
    27.2        1996 Restated Financial Data Schedule

     EXHIBIT
     NUMBER                            EXHIBIT TITLE
    ---------                          -------------
    27.3        1995 Restated Financial Data Schedule
    99.1(7)     Press release dated January 5, 1998.
    99.2(7)     Patent Purchase Agreement dated as of December 15, 1997
                between Kubota, Registrant and StorMedia International Ltd.
    99.3(7)     Kubota Guaranty and Indemnification dated as of December 15,
                1997 between Kubota and Registrant.
    99.4(7)     Assignment from Registrant to FSC dated December 31, 1997.

---------------

 *  Confidential treatment requested.

(1) Incorporated by reference to the like-numbered exhibits filed with the Registration Statement on Form S-1 (No. 33-90530) which was declared effective on May 4, 1995.

(2) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended September 30, 1995.

(3) Incorporated by reference to the exhibits in Registrant's Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended March 31, 1996.

(5) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended June 20, 1996.

(6) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.

(7) Incorporated by reference to the exhibits in Registrant's current Report on Form 8-K filed January 13, 1998.

(8) Incorporated by reference to the exhibits in Registrant's Report on Form 10-K for the year ended December 31, 1997.