Form 10-K405/A
period 1997-12-31
STORMEDIA INC
filed 1998-04-30
CIK 942787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO _______.

                         COMMISSION FILE NUMBER: 0-25796
                             STORMEDIA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

                                    DELAWARE
                (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                                  ORGANIZATION)

                                   77-0373062
                     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                                 385 REED STREET
                       SANTA CLARA, CALIFORNIA 95050-3118
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (408) 327-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     CLASS A COMMON STOCK, $0.013 PAR VALUE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [x] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 1998, was approximately $33,720,812 based on the last sale price reported for such date on the Nasdaq/National Market System. For purposes of this disclosure shares of Class A Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Class A Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of April 20, 1998, Registrant had 16,019,322 shares of Class A Common Stock and 4,362,001 shares of Class B Common Stock outstanding.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          As of April 20, 1998, the directors of the Company, are as follows:

                                                                                              DIRECTOR OR
                                                                                               OFFICER
   NAME OF NOMINEE            AGE               PRINCIPAL OCCUPATION                            SINCE
   ---------------            ---               --------------------                          ------------
William J. Almon.........     65      President, Chief Executive Officer and Chairman of the     1994
                                      Board of Directors of the Company
John A. Downer (1)(2)....     40      Managing Director, Cornerstone Equity Investors, LLC       1994
Francis J. Lunger (1)....     52      Chief Financial Officer, Millipore Corporation             1994
Mark S. Rossi (2)........     41      Senior Managing Director, Cornerstone Equity Investors,    1994
                                      LLC
Gregorio Reyes...........     57      Chairman of the Board of Directors, Sync Research          1998

----------
(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

        Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years.

        Mr. Almon has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's organization in May 1994, and served as President from its organization to May 1995 and again from May 1997 to present. Prior to joining the Company, Mr. Almon served as an independent consultant from February 1993 until May 1994 and as President, Chief Operating Officer and a director of Conner Peripherals, Inc. from December 1989 to February 1993.

        Mr. Downer has served as a Managing Director of Cornerstone Equity Investors, LLC since December 1996. From 1989 to December 1996, Mr. Downer was a partner of various venture capital funds managed by Prudential Equity Investors, Inc. ("Prudential"). Mr. Downer is also a director of StorMedia Incorporated and International Manufacturing Services, Inc.

        Mr. Rossi has served as a Senior Managing Director of Cornerstone since December 1996. From 1984 to 1996, Mr. Rossi was a partner of various venture capital funds managed by Prudential. Mr. Rossi is also a director of StorMedia Incorporated, Maxwell Technology, Inc. and International Manufacturing Services, Inc.

        Mr. Lunger has served as Vice President, Chief Financial Officer and Treasurer of Millipore Corporation since June 1997. From November 1995 until May 1997, Mr. Lunger served as Senior Vice President and Chief Financial Officer of Oak Industries Inc. From March 1994 until August 1995, Mr. Lunger served as Chief Administrative Officer, and from August 1995 until November 1995, as Acting Chief Executive Officer of Nashua Corporation. From January 1983 until March 1994, Mr. Lunger served as a Vice President of Raychem Corporation, most recently serving as Vice President and General Manager of the Interconnect Components and Medical Division.

        Mr. Reyes has been Chairman of Sync Research, a wide-area network (WAN) company, since January 1995. From August 1994 to January 1995, Mr. Reyes provided independent consulting services. From 1990 to August 1994, he served as Chairman and Chief Executive Officer of Sunward Technologies, Inc., a provider of rigid disk magnetic recording head products for the data storage industry.
Mr. Reyes also serves as a director of Diamond Multimedia Systems, Inc., C-Cube Microsystems, Inc. and several privately-held companies.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended ("SECTION 16(a)") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for such persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

        The following table shows, as to the Chief Executive Officer and each of the other four most highly compensated executive officers, information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                                 LONG-TERM
                                                                           ANNUAL COMPENSATION                  COMPENSATION
                                                             ---------------------------------------------         AWARDS
                                                                                             OTHER ANNUAL       -------------
  NAME AND PRINCIPAL POSITION                    YEAR        SALARY($)       BONUS($)       COMPENSATION($)        OPTIONS(#)
  ---------------------------                    ----        ---------       --------       ---------------     -------------
William J. Almon                                 1997         286,923            __            4,835 (1)            100,000
   President, Chief Executive Officer            1996         254,615        25,000            4,835 (1)                 __
   and Chairman of the Board of Directors        1995         226,925        34,715            4,835 (1)                 __

Stephen M. Abely                                 1997         196,923            __            2,500 (3)             75,000
   Chief Financial Officer and                   1996         164,615        25,000            2,500 (3)             50,000
   Assistant Secretary                           1995         143,848            __                                  56,250

Sherman Silverman                                1997         198,077            __               __                 75,000
   Vice President, Sales and Marketing           1996         177,844        25,000               __                 50,000
                                                 1995         168,431 (2)        __               __                 56,250

Diane Wotus (4)                                  1997         161,537            __            2,500 (3)             72,500
   Vice President, U.S. Operations               1996         151,151 (2)        __            2,500 (3)             60,946
                                                 1995         112,798 (2)        __            2,500 (3)            126,276

Michael Bergkamp (4)                             1997         188,460            __            2,500 (3)            100,000
   Vice President, New Product Development       1996          74,039            __            1,933 (3)                 __
                                                 1995              __            __               __                     __

----------

(1) Represents $4,835 in premiums paid on a $1 million life insurance policy, the proceeds of which are payable to Mr. Almon's estate ("Life Insurance Policy").

(2)  Includes amounts paid in lieu of vacation time.

(3)  Represents the Company's matching contribution to its 401(k) Plan.

(4)  Ms. Wotus and Mr. Bergkamp were appointed as officers on April 24, 1997.


STOCK OPTION GRANTS AND EXERCISES

        The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the year ended December 31, 1997.


                       OPTION GRANTS IN LAST FISCAL YEAR


                                                 INDIVIDUAL GRANTS
                      --------------------------------------------------------------------
                                            % OF TOTAL
                                              OPTIONS                                                 POTENTIAL REALIZABLE VALUE
                       NUMBER OF            GRANTED TO                                                OF ASSUMED ANNUAL RATES OF
                       SECURITIES            EMPLOYEES                                                STOCK PRICE APPRECIATION
                       UNDERLYING               IN          EXERCISE                                      FOR OPTION TERM(3)
                        OPTIONS               FISCAL         PRICE              EXPIRATION            ---------------------------
    NAME              GRANTED(#)(1)           YEAR(2)        ($/SH)                DATE                5%($)             10%($)
    ----              -------------         ----------      --------            -----------           -------         -----------
William J. Almon        100,000                 4.8          6.875               06/25/07             432,365         1,095,698

Stephen M. Abely         50,000                 2.4          6.875               06/25/07             216,183           547,849
                         25,000                 1.2          2.188               12/31/07              34,400            87,177

Sherman Silverman        50,000                 2.4          6.875               06/25/07             216,183           547,849
                         25,000                 1.2          2.188               12/31/07              34,400            87,177

Diane Wotus              10,000                 0.5         10.875               03/20/07              68,416           173,393
                         37,500                 1.8          6.875               06/25/07             162,137           410,887
                         25,000                 1.2          2.188               12/31/07              34,400            87,178

Michael Bergkamp         25,000                 1.2         10.875               03/20/07             216,183           547,849
                         50,000                 2.4          6.875               06/25/07             171,040           433,483
                         25,000                 1.2          2.188               12/31/07              34,400            87,177

----------

(1) See "Other Employee Benefit Plans" for a description of the terms of the Company's option plans.

(2) The Company granted options to purchase an aggregate of 2,066,462 shares of Class A Common Stock to all employees other than executive officers and granted options to purchase an aggregate of 425,500 shares of Class A Common Stock to all executive officers as a group (5 persons), during 1997.

(3) This column sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Class A Common Stock prices. The Company does not necessarily agree that this method properly values an option. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions and the timing of option exercises, if any.

        The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the year ended December 31, 1997 and the value of unexercised options at such date.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                           NUMBER OF SECURITIES
                                                                UNDERLYING                      VALUE OF UNEXERCISED
                          SHARES                         UNEXERCISED OPTIONS/SARS              IN-THE-MONEY OPTIONS AT
                        ACQUIRED ON       VALUE          AT DECEMBER 31, 1997 (#)(2)           DECEMBER 31, 1997 ($)(3)
                         EXERCISE        REALIZED       -----------------------------       ------------------------------
     NAME                  (#)           ($)(1)         EXERCISABLE     UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
     ----               -----------      -------        -----------     -------------       ------------     -------------
William J. Almon         100,000         249,750          343,750           87,500            661,672               --
Stephen M. Abely              --              --           53,705          125,997             14,244            8,047
Sherman Silverman         15,000         244,738           40,253          125,997              8,762            8,047
Diane Wotus                6,563          56,873           29,375           94,686              7,021            7,023
Michael Bergkamp              --              --           32,553          129,947                 --               --

----------

(1) Calculated by determining the difference between the closing price of the Company's Class A Common Stock on the Nasdaq National Market on the date of exercise and the exercise price of the options.

(2) The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.

(3) Calculated by determining the difference between the fair market value of the securities underlying the options at year end ($2.19 per share) and the exercise price of the options.

DIRECTOR COMPENSATION

        Each non-employee director of the Company is entitled to receive a fee of $2,000 per quarter, plus $1,000 for each Board meeting attended and $500 for each Board committee meeting attended.

        The Director Plan provides for the automatic and non-discretionary grant of nonqualified stock options to directors who are not employed by the Company and who were not stockholders of the Company at the time the Director Plan was adopted ( "Outside Director"). On the date upon which a person first becomes a director, he or she is automatically granted an option to purchase 12,000 shares of the Company's Class A Common Stock ("Initial Option"). Thereafter, each Outside Director is automatically granted an option to purchase 3,000 shares of Class A Common Stock on April 1 of each year ("Subsequent Option"); provided he or she has served as a director for at least six months as of such date. The exercise price of options granted under the Director Plan is 100% of the fair market value of the Company's Class A Common Stock on the date of grant. Initial Options vest and become exercisable as to 25% of the shares on each anniversary of the date of grant. Subsequent Options vest and become exercisable as to 100% of the shares on the fourth anniversary of the date of grant. The Director Plan provide for the accelerated vesting of all outstanding options upon a change in control of the Company.

        In February 1995 and March 1998, Mr. Lunger and Mr. Reyes were each granted an Initial Option at exercise prices of $2.67 per share and $2.438 per share, respectively. On April 1 of 1996, 1997 and 1998, Subsequent Options were granted to Mr. Lunger at exercise prices of $16.17, $11.50 and $3.125. In addition to the foregoing, Mr. Reyes was granted an option in March 1998 to purchase 8,000 shares of Class A Common Stock at an exercise price of $2.438 per share under the Company's 1994 Incentive Stock Option Plan. The option will vest as to 25% of the shares subject to the option on the first anniversary of the date of grant and as to 1/48th of the total shares subject to the option for each month of service thereafter.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL AGREEMENTS

        The Company has no employment contracts with any of its officers, and has no compensatory plan or arrangement which are activated upon resignation, termination or retirement of any such officer upon a change in control of the Company. Both the NSO Plan and the Director Plan provide for the accelerated vesting of all outstanding options upon a change in control. However, because competition for talented employees is intense, the Company may in the future consider entering into severance agreements with certain of its key employees.

OPTION REPRICING

        The Company has repriced options twice over the past four years, however executive officers and directors were excluded from the repricings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee consists of Messrs. Rossi and Downer. Mr. Almon also participates in discussions regarding salaries and incentive compensation for all employees (including officers) and consultants to the Company, except that Mr. Almon is excluded from discussions regarding his own salary and incentive compensation.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

GENERAL

        The Compensation Committee (the "Committee") of the Board of Directors establishes the overall executive compensation strategies of the Company and approves compensation elements for the chief executive officer and other executive officers. The Committee is comprised of two of the independent, non-employee members of the Board of Directors, neither of whom have interlocking relationships as defined by the Securities and Exchange Commission. The Committee has available to it such external compensation advice and data as the Committee deems appropriate to obtain.

        The compensation philosophy of the Committee is to provide a comprehensive compensation package for each executive officer that is tailored to the Company's accomplishment of business strategies, objectives and initiatives. Accordingly, the Committee follows a compensation strategy which has used vesting terms to incentivize and reward executives as the Company addresses the challenges associated with growth, and transitioned from the acquisition in May 1994 to a newly public company in May 1995. As the Committee applies this compensation philosophy in determining appropriate executive compensation levels and other compensation factors, the Committee reaches its decisions with a view towards the Company's overall financial performance. The Committee strives to structure each officer's overall compensation package to enable the Company to attract, retain and reward personnel who contribute to the success of the Company.

EXECUTIVE OFFICER COMPENSATION

        The Committee's Executive Compensation policies are designed to enhance the financial performance of the Company and thus stockholder value, by aligning the financial interests of the key executives with those of the stockholders. The executive compensation program is viewed in total considering all of its component parts: base salary, a discretionary performance-based annual bonus and long-term incentive opportunity in the form of stock options and stock ownership. The annual compensation component consists of base salaries which are generally competitive with those offered by other companies in the industry at similar phases of growth. In determining individual salaries, the Committee considers the individual experience, performance and breadth of responsibilities of each executive officer within the Company in light of the accomplishment of business strategies, objectives and initiatives set forth by the Board periodically. These factors are reviewed for each executive officer annually. Because of the Company's poor performance in 1997, no bonuses were paid to the executive officers.

        The Company's ISO Plan and NSO Plan (collectively "Option Plans") and 1998 Employee Stock Purchase Plan are long-term incentive plans for all employees. These plans are intended to align stockholder and employee interest by creating a direct link between long-term rewards and the value of the Company's shares. The Committee believes that long-term stock ownership by executive officers and all employees is an important factor in achieving both above average growth in share value and retaining valued employees. Since the value of an option bears a direct relationship to the Company's stock price, the Committee believes that options motivate executive officers to manage the Company in a manner which will benefit all stockholders.

        The Option Plans authorize the Committee to award available stock options to employees at any time. Options are generally granted at the time of initial employment with the Company, and at later dates at the discretion of the Committee. The size of the initial and later grants are determined by a number of factors including comparable grants to executive officers and employees by other companies which compete in the Company's industry. The exercise price per share of the stock options is generally equal to the prevailing market value of a share of the Company's Class A Common Stock on the date the options are granted.

        The Company has adopted certain broad-based employee benefit plans in which all employees, including the executive officers, are permitted to participate on the same terms and conditions relating to eligibility and generally subject to the same limitations on the amounts that may be contributed or the benefits payable under those plans. Under the Company's 401(k) Plan the Company matches up to 50% of an employee's contribution, not to exceed $2500 per employee. See "Other Employee Benefit Plans -- 401(k) Plan." The Company also has adopted the 1998 Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which participating employees can purchase the Company's stock at a discount through payroll deductions. The 1998 Employee Stock Purchase Plan is more fully described in Proposal Two.


CEO COMPENSATION

        Compensation for the Chief Executive Officer aligns with the philosophies and practices described above for executive officers in general. Mr. Almon's base salary was increased following the Company's successful initial public offering in May 1995 from $200,000 to $250,000. However, the increase was rescinded between July 1995 and December 1996, due to a down-turn in the Company's business and stock price performance, although Mr. Almon was paid a bonus of $25,000 for his services rendered during 1996. Effective January 1, 1997, the Board approved the reinstatement of Mr. Almon's salary increase, however, no bonus was paid to Mr. Almon during 1997 due to the Company's poor performance. Mr. Almon was granted an option to purchase 100,000 shares of the Company's Class A Common Stock in 1997.

                        COMPENSATION COMMITTEE
                        John A. Downer
                        Mark S. Rossi

COMPANY STOCK PRICE PERFORMANCE

        The following graph demonstrates a comparison of cumulative total stockholder returns, calculated on a dividend reinvestment basis and based upon an initial investment of $100 in the Company's Class A Common Stock as compared with the Nasdaq Stock Market - US Index and the Nasdaq Computer Manufacturer Index. No dividends have been declared or paid on the Company's Class A Common Stock during such period. The stock price performance shown on the graph below is not necessarily indicative of future price performance. The Company's Class A Common Stock began trading on the Nasdaq National Market on May 4, 1995. The graph reflects the Company's stock price performance from the initial public offering through the end of 1997.

     Measurement Period
   (Fiscal Year Covered)          5/4/95           12/95            12/96            12/97
STORMEDIA INC                      100              228              151               21
NASDAQ STOCK MARKET (U.S.)         100              125              154              189
NASDAQ COMPUTER MANUFACTURER       100              141              190              230

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock as of the Record Date by (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of the Company's Class A Common Stock,
(ii) each director, (iii) each of the Company's executive officers named in the Summary Compensation Table appearing herein, and (iv) all of the Company's directors and executive officers as a group. The Company knows of no agreements among its stockholders which relate to voting or investment power of its shares of Class A Common Stock.

                                                         BENEFICIAL OWNERSHIP(1)
                                                 -------------------------------------
NAME AND ADDRESS                                 NUMBER OF SHARES    PERCENT OF TOTAL
----------------                                 ----------------    ----------------
Prudential Private Equity Investors III, L.P.          5,737,500           28.15
    717 Fifth Avenue
    New York, NY 10022
Kubota Corporation                                     2,000,000            9.81
    2-47, Shikitsuhigashi 1-chome
    Naniwa-Ku Osaka, 556 Japan
William J. Almon (2)                                   1,228,038            5.95
Mark S. Rossi (3)                                      5,737,500           28.15
John A. Downer (3)                                     5,737,500           28.15
Francis J. Lunger (4)                                     10,000               *
Gregorio Reyes                                           100,000               *
Stephen M. Abely (5)                                     106,716               *
Sherman Silverman (6)                                     69,514               *
Diane Wotus (7)                                           69,638               *
Michael Bergkamp (8)                                      47,935               *
All directors and executive officers
  as a group (9 persons) (9)                           8,744,840           41.90

----------

 *   Less than 1%

(1) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to purchase shares of Class A Common Stock which are currently exercisable or will become exercisable within 60 days of the Record Date, are deemed to be outstanding for purposes of computing the percentage of the shares held by an individual but are not outstanding for purposes of computing the percentage of any other person. Except as indicated otherwise in the footnotes below, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Class A Common Stock shown as beneficially owned by them.

(2) Includes 254,166 shares subject to outstanding options held by Mr. Almon which are exercisable within 60 days of the Record Date.

(3) Messrs. Rossi and Downer are Senior Managing Director and Managing Director, respectively, of Cornerstone Equity Investors, LLC, the general partner of Prudential Private Equity Investors III, L.P. and, as such, may be deemed to beneficially own the shares owned by such partnership. Mr. Rossi and Mr. Downer each disclaim personal beneficial ownership of any or all of these shares except to the extent of their respective individual proportionate ownership interests therein.

(4) Includes 10,000 shares subject to outstanding options held by Mr. Lunger which are exercisable within 60 days of the Record Date.

(5) Includes 71,716 shares subject to outstanding options held by Mr. Abely which are exercisable within 60 days of the Record Date.

(6) Includes 58,264 shares subject to outstanding options held by Mr. Silverman which are exercisable within 60 days of the Record Date.

(7) Includes 43,854 shares subject to outstanding options held by Ms. Wotus which are exercisable within 60 days of the Record Date.

(8) Includes 47,657 shares subject to outstanding options held by Michael Bergkamp which are exercisable within 60 days of the Record Date.

(9) Includes 485,657 shares subject to outstanding options which are exercisable within 60 days of the Record Date. See footnotes 2, and 5 through 8 above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, California this 30th day of April, 1998.

                               STORMEDIA INCORPORATED


                               By  /s/ WILLIAM J. ALMON*
                                   --------------------------------------
                                   William J. Almon
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT TO REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS AND IN THE CAPACITIES AND ON THE DATES
INDICATED:

                            President, Chief Executive Officer and         April 30, 1998
 -----------------------    Chairman of the Board and (Principal
   (William J. Almon)       Executive Officer)


           *                Chief Financial Officer, Vice President,       April 30, 1998
------------------------    Finance and Assistant Secretary
   (Stephen M. Abely)       (Principal Financial and Accounting
                            Officer)


           *                Director                                       April 30, 1998
------------------------
    (John A. Downer)

           *                Director                                       April 30, 1998
------------------------
   (Francis J. Lunger)

           *                Director                                       April 30, 1998
------------------------
    (Mark S. Rossi)


---------------
* Attorney-in-fact