Form 10-Q
period 1998-03-27
STORMEDIA INC
filed 1998-05-12
CIK 942787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                         COMMISSION FILE NUMBER 0-25796

                            ------------------------

                             STORMEDIA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                  77-0373062
              (STATE OR OTHER JURISDICTION                                     (I.R.S. EMPLOYER
            OR INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NUMBER)

              385 REED STREET, SANTA CLARA, CALIFORNIA 95050-3118
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (408) 327-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 20, 1998, 16,291,423 shares of the Registrant's Class A Common Stock, $0.013 par value, and 4,362,001 shares of the Registrant's Class B Common Stock, $0.013 par value, were issued and outstanding.

================================================================================

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                         PAGE NO.
                                                                         --------
Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Statements of Operations --
         Three Months Ended March 27, 1998 and March 28, 1997........        3
         Condensed Consolidated Balance Sheets --
         As of March 27, 1998 and December 31, 1997..................        4
         Condensed Consolidated Statements of Cash Flows --
         Three Months Ended March 27, 1998 and March 28, 1997........        5
         Notes to Condensed Consolidated Financial Statements........        6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of
         Operations..................................................        8

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................       19
Item 2.  Changes in Securities.......................................       20
Item 3.  Defaults Upon Senior Securities.............................       20
Item 4.  Submission of Matters to a Vote of Securities Holders.......       20
Item 5.  Other Information...........................................       20
Item 6.  Exhibits and Reports on Form 8-K............................       20

SIGNATURES...........................................................       21

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                 MARCH 27,      MARCH 28,
                                                                   1998           1997
                                                                -----------    -----------
Net sales...................................................     $ 39,220       $ 34,100
Cost of sales...............................................       55,508         39,004
                                                                 --------       --------
  Gross deficit.............................................      (16,288)        (4,904)
Operating expenses:
  Research and development..................................        5,791          3,190
  Selling, general, and administrative......................        3,456          2,339
                                                                 --------       --------
     Total operating expenses...............................        9,247          5,529
     Operating loss.........................................      (25,535)       (10,433)
  Other income (expense), net...............................       (1,685)          (562)
                                                                 --------       --------
Loss before income tax expense (benefit)....................      (27,220)       (10,995)
Income tax expense (benefit)................................           12         (1,676)
                                                                 --------       --------
  Net loss..................................................     $(27,232)      $ (9,319)
                                                                 ========       ========
Loss per share:
  Basic.....................................................     $  (1.34)      $  (0.52)
                                                                 ========       ========
  Diluted...................................................     $  (1.34)      $  (0.52)
                                                                 ========       ========
Shares used in per share computation:
  Basic.....................................................       20,387         17,787
                                                                 ========       ========
  Diluted...................................................       20,387         17,787
                                                                 ========       ========

     See accompanying notes to condensed consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 MARCH 27,     DECEMBER 31,
                                                                   1998            1997
                                                                -----------    ------------
                                          ASSETS
  Current assets:
     Cash and cash equivalents..............................     $ 11,076        $  8,753
     Accounts receivable, less allowances of $11,580 at
      March 27, 1998
       and $9,171 at December 31, 1997......................        9,727          14,011
     Inventories............................................       18,387          37,775
     Assets held for sale...................................       16,334          16,914
     Prepaid expenses.......................................        8,284           8,523
                                                                 --------        --------
       Total current assets.................................       63,808          85,976
  Plant and equipment, net..................................       97,117         100,694
  Deposits and other assets.................................          264           1,004
                                                                 --------        --------
                                                                 $161,189        $187,674
                                                                 ========        ========
                                  LIABILITIES AND EQUITY
  Current liabilities:
     Trade accounts payable.................................     $ 34,841        $ 33,531
     Bank and short-term debt...............................       48,362          48,364
     Accrued salaries and benefits..........................        4,278           6,689
     Other accrued expenses.................................       16,364          20,265
     Income taxes payable...................................        1,130           1,126
                                                                 --------        --------
       Total current liabilities............................      104,975         109,975
  Long-term debt less current portion.......................           77              78
  Excess of fair value of assets acquired over purchase
     price..................................................       18,376          12,699
  Commitment and contingencies
  Equity:
     Common stock, par value $.013 per share................          272             270
     Additional paid-in capital.............................      131,135         131,066
     Accumulated deficit....................................      (93,646)        (66,414)
                                                                 --------        --------
       Total equity.........................................       37,761          64,922
                                                                 --------        --------
                                                                 $161,189        $187,674
                                                                 ========        ========

     See accompanying notes to condensed consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                               MARCH 27,      MARCH 28,
                                                                 1998           1997
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net loss..................................................   $(27,232)      $ (9,319)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization..........................      5,037          7,142
     Net loss on sale of plant and equipment................         --            263
     Write down of plant and equipment......................        755             --
     Changes in operating assets and liabilities:
       Accounts receivable..................................      6,599          6,131
       Inventories..........................................     23,188            154
       Prepaid expenses.....................................        239            (40)
       Other assets.........................................        741            (96)
       Trade accounts payable...............................      1,310          1,462
       Accrued liabilities..................................     (5,812)         1,514
       Income taxes payable.................................          4         (1,624)
                                                               --------       --------
       Net cash provided by operating activities............      4,829          5,587
                                                               --------       --------
INVESTING ACTIVITIES
  Acquisition of plant and equipment........................     (3,153)       (11,325)
  Sale of assets............................................        580             --
  Purchase of short-term investments........................         --           (250)
                                                               --------       --------
       Net cash used in investing activities................     (2,573)       (11,575)
                                                               --------       --------
FINANCING ACTIVITIES
  Repayment of debt obligations.............................         (3)            (4)
  Proceeds from issuance of Class A Common Stock, net of
     issuance costs.........................................         70            250
                                                               --------       --------
       Net cash provided by financing activities............         67            246
                                                               --------       --------
  Increase (decrease) in cash and cash equivalents..........      2,323         (5,742)
  Cash and cash equivalents at beginning of period..........      8,753         23,788
                                                               --------       --------
  Cash and cash equivalents at end of period................   $ 11,076       $ 18,046
                                                               ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest....................................   $    705       $    566
                                                               ========       ========
  Cash paid for income taxes................................   $     --       $     21
                                                               ========       ========
Non-cash investing activities:
  Increase in excess of fair value of assets acquired over
     purchase price.........................................   $  6,615       $     --
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- BASIS OF PRESENTATION

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 27, 1998 and for the year ended 1997 the Company incurred a net loss from operations of $27,232 and $99,055, respectively. There was a working capital deficiency of $41,167 and $23,999 at March 27, 1998 and December 31, 1997, respectively. As of March 27, 1998 the Company was in default of its loan agreement which is secured by a substantial portion of the Company's assets (see Note 7).

     Management's financial plans for fiscal 1998 call for raising additional debt and equity capital, the sale of certain assets and the renegotiation of its bank agreement. While management believes it can achieve these plans, there can be no assurances that management's financial plans will be fully executed. If management is unable to execute its' plans, the banks may foreclose on their security interest and the Company may not have sufficient liquidity to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments which are necessary for a fair presentation. Operating results for the three months ended March 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 which was filed with the Securities and Exchange Commission on March 31, 1998.

NOTE 2 -- RECLASSIFICATIONS

     Certain amounts in the accompanying December 31, 1997 condensed consolidated balance sheet have been reclassified in order to conform to the presentation of the March 27, 1998 condensed consolidated balance sheet.

NOTE 3 -- BALANCE SHEET COMPONENTS

                                                       MARCH 27,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
Inventories:
  Raw materials......................................  $  9,921       $  9,226
  Work-in-process....................................     6,731         15,480
  Finished goods.....................................     1,735         13,069
                                                       --------       --------
          Total inventories..........................  $ 18,387       $ 37,775
                                                       ========       ========

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 -- NUMBER OF SHARES USED IN PER SHARE COMPUTATION

     The following table reconciles the number of shares used in basic net income (loss) per share computation and the number of shares used in diluted net income (loss) per share computation:

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                         MARCH 27,    MARCH 28,
                                                           1998         1997
                                                         ---------    ---------
Basic:
  Weighted average common shares used in computing
     basic net income (loss) per share.................   20,387       17,787
                                                          ======       ======
Diluted:
  Weighted average common shares outstanding...........   20,387       17,787
  Diluted options outstanding..........................       --           --
                                                          ------       ------
  Shares used in computing diluted net income (loss)
     per share.........................................   20,387       17,787
                                                          ======       ======

     As of March 27, 1998, there were 2,446 options outstanding to acquire shares of common stock with a weighted-average exercise price of $5.57 which could potentially dilute basic earnings per share in the future but which were not included in diluted earnings per share as their effect was antidilutive in the period presented.

NOTE 5 -- COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full act of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed from those amounts reported as net income (loss) in the consolidated statements of operations.

NOTE 6 -- AKASHIC ACQUISITION

     On December 31, 1997, the Company acquired all of the outstanding stock of Akashic Memories Corporation ("Akashic"). The acquisition was accounted for as a purchase. During the first quarter of 1998 the Company adjusted the valuation of Akashic's accounts receivable, inventory, and accrued liabilities. Consequently, accounts receivable and inventory were increased by $2.3 and $3.8 million, respectively, and accrued liabilities was reduced by $0.5 million resulting in a net increase in the excess of fair value of assets acquired over purchase price by $6.6 million. Assets held for sale principally include manufacturing equipment for rigid disks and are based on preliminary valuation by an independent appraiser, subject to final adjustment. Changes in valuation of these assets may result in a material change in the excess of fair value of assets acquired over purchase price.

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- SHORT-TERM BORROWINGS AND DEBT

     The Company is currently in active discussions with CIBC (Canadian Imperial Bank of Commerce) and certain other banks to amend the terms of the CIBC Term Loan Facility. The amendment contemplates among other things, a change to the amortization schedule of principal, extension of the maturity date, repayment of a portion of principal outstanding from various sources of funds upon the successful completion of new debt and equity financings and the sale of certain assets. The amendment will also require compliance with various financial covenants.

NOTE 8 -- LITIGATION

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

     On February 18, 1998, StorMedia filed suit in Superior Court for the State of California, County of Santa Clara, against Hyundai Electronics Industries Co., Ltd. ("HEI"), Maxtor, and Messrs. Park, Yoo and Chung. Apart from the addition of Maxtor, the complaint is substantively identical to the above-described Federal action. Defendants HEI and Park have answered the complaint, denying its material allegations. Defendant Maxtor has moved to dismiss or stay the action because of the pendency of the Colorado action, described below. Defendants Yoo and Chung have moved to dismiss the complaint for failure to plead fraud with particularity. These motions are set for hearing on May 14, 1998. In the meantime, StorMedia has propounded additional discovery and noticed depositions. Responses to this discovery are stayed pending the outcome of the hearing on May 14, 1998. StorMedia intends to pursue this action vigorously.

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

                    STORMEDIA INCORPORATED AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

OVERVIEW

  1998 Compared to 1997

     During 1997 and for the three months ended March 27, 1998, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate"), Western Digital Corporation ("Western Digital"), Samsung Electronics Corporation ("Samsung"), Micropolis (S) Pte. Ltd. ("Micropolis") and Syquest Technology Inc. ("Syquest").

     The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as excess capacity and a general downturn in the industry, as well as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production of new programs, changes in cost of or limitations on availability of materials and labor shortages. During 1997 and for the three months ended March 27, 1998, the Company reported a gross deficit as a percentage of net sales of 30.6% and 41.5%, respectively, principally due to the underutilzation of production capacity as a result of the liquidation of Micropolis and the overall decrease in demand in the disk drive industry. In November 1997, Singapore Technologies announced without notice that it was closing its Micropolis operations. This resulted in a precipitous cancellation of orders of the Company's products as well as the writeoff by the Company of certain assets and equipment which the Company had installed in the Micropolis Facility in Singapore.

     The Company expects that a substantial portion of the Company's shipments in 1998 will consist of new products, including high performance magnetoresistive (MR) disks. While new products generally have higher average selling prices than more mature products, new products also have lower manufacturing yields and consequently are initially produced in lower quantities than more mature products. There can be no assurance that the Company's gross margins will not be negatively impacted by the introduction and shipment of new products during 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                    STORMEDIA INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                ----------------------
                                                                MARCH 27,    MARCH 28,
                                                                  1998         1997
                                                                ---------    ---------
Net sales...................................................       100.0%       100.0%
Cost of sale................................................       141.5        114.4
                                                                 -------      -------
  Gross deficit.............................................       (41.5)       (14.4)
Operating expenses:
  Research and development..................................        14.8          9.3
  Selling, general and administrative.......................         8.8          6.9
                                                                 -------      -------
          Total operating expenses..........................        23.6         16.2
  Operating loss............................................       (65.1)       (30.6)
  Other income (expense), net...............................        (4.3)        (1.6)
                                                                 -------      -------
  Loss before income tax expense............................       (69.4)       (32.2)
  Income tax expense (benefit)..............................         0.0         (4.9)
                                                                 -------      -------
  Net loss..................................................       (69.4)%      (27.3)%
                                                                 =======      =======

1998 COMPARED TO 1997

     The results for the three months ended March 27, 1998 include those of Akashic Memories Corporation ("Akashic"), which the Company acquired on December 31, 1997 in a transaction which was accounted for as a purchase (the "Acquisition.")

  Net sales

     Net sales increased 15.0% to $39.2 million for the three months ended March 27, 1998 from $34.1 million for the three months ended March 28, 1997. As a result of the Acquisition, the Company acquired the Akashic thin film disk and substrate business which has expanded its customer base and has increased the range of products which it is offering, leading to an increase of unit volume for the Company during the three months ended March 27, 1998 as compared to the three months ended March 28, 1997. The increase in unit volume was offset by a slight decrease in average selling prices. The Company's customers during the three months ended March 27, 1998 were Seagate, Samsung, Western Digital, and Syquest. The Company's primary customers during the three months ended March 28, 1997 were Seagate and Micropolis.

  Gross deficit

     The Company's gross deficit increased to $16.3 million for three months ended March 27, 1998 from $4.9 million for the three months ended March 28, 1997. Gross deficit as a percentage of net sales for the three months ended March 27, 1998 was 41.5% as compared to 14.4% for the three months ended March 28, 1997. The Company's has incurred a gross deficit throughout 1997 and for the three months ended March 27, 1998. This was principally due to the under-utilization of its facilities and the liquidation of Micropolis which resulted in both a precipitous termination of orders and a writeoff of assets and equipment installed by the Company in the Micropolis facility. While the Company has taken steps to better align its resources and expenses with sales expectations and reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Despite the temporary closure of certain facilities, continued under-utilization of capacity has had and is expected to continue to have a significant negative impact on gross margins. If the Company continues to have excess capacity, the Company's business, results of operations and financial condition will continue to be materially affected. However, the Company expects gross margins for 1998 to remain at levels below those experienced in 1996 because the Company's customer base is still limited and the Company has been unable to complete certain product qualifications.

     An increase in net sales (other than as a result of the Acquisition) depends on industry demand improving and the Company's ability to successfully qualify products with new and existing customers. In an effort to utilize the excess capacity created by Hyundai's repudiation of the Maxtor Supply Agreement and the resulting excess capacity, the Company continues its qualification and production efforts with new and existing customers. There can be no assurance that demand in the disk drive industry will improve or that the Company will be able to successfully qualify products with new and existing customers. The failure to do so will have a material adverse effect on the Company's business, results of operations, and financial condition.

  Research and development

     Research and development expenses increased to $5.8 million for the three months ended March 27, 1998 from $3.2 million for the three months ended March 28, 1997, increasing as a percentage of net sales to 14.8% for the three months ended March 27, 1998 from 9.3% for the comparable prior year three month period. The increase in research and development expense for the three month period ended March 27, 1998 was due principally to increased staffing as a result of the Acquisition and increased spending on development work related to volume manufacturing of MR disks, substrates, new magnetic alloys and sputtering techniques.

     Selling, general & administrative Expenses. Selling, general & administrative expenses increased to $3.5 million for the three months ended March 27, 1998 from $2.3 million for the three months ended March 28, 1997, increasing as a percentage of net sales to 8.8% for the three months ended March 27, 1998 from 6.9% for the comparable prior year three month period. The increase in selling, general & administrative expenses for the three month period ended March 27, 1998 was due principally to increased staffing as a result of the Acquisition and a slight increase in professional fees as a result of the Acquisition and the restructuring of the bank credit agreement.

     Other income (expense), net. Other income (expense), net for the three months ended March 27, 1998 was $1.7 million expense compared to $0.6 million expense for the three months ended March 28, 1997. The change was principally attributable to a decrease in interest income as a result of lower net cash levels during the three months ended March 27, 1998 as compared to the comparable prior year three month period in addition to transaction exchange loss recognized during the three months ended March 27, 1998.

     Income tax expense. The Company recorded a minimal tax expense for the three months ended March 27, 1998 as compared to a tax benefit of 15% for the comparable prior year three month period primarily due to the lack of any available net operating loss carryback in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents and short-term investments of $11.1 million as of March 27, 1998 as compared to cash and cash equivalents and short-term investments of $8.8 million as of December 31, 1997. The increase, despite the net cash loss of $22.2 million for the three months ended March 27, 1998 (after add back of depreciation and amortization of $5.0 million), was principally due to the Company's ability to generate cash from operations through management of working capital which included a significant reduction of inventory and accounts receivable. This was a result of the Company implementing various cash generation measures in early 1998. Such increases in working capital were offset by a reduction in accrued liabilities.

     For the three months ended March 27, 1998, the Company used $3.0 million for capital expenditures. The Company expects to incur no more than $20 million in capital expenditures during 1998, primarily for maintenance capital. The Company had $51.2 million of noncancellable purchase commitments outstanding at March 27, 1998.

     The Company's liquidity may be adversely effected in the future by continued losses from operations and factors such as higher interest rates, inability to borrow without collateral, availability of capital financing transactions and a reduction of terms with vendors. Further, significant fluctuations in quarterly operating results has had and, in the future, may continue to have a negative effect on the Company's liquidity. Factors such as weakness in industry demand, price reductions, unsuccessful product qualifications, the introduction and market acceptance of new products, product returns, availability of critical components have had and may continue to have an adverse effect on the Company's performance and have contributed and may continue to contribute to this quarterly variability. As such, the results of operations in some future period may be below the expectations of investors, which would likely result in a significant reduction in the market price of the Common Stock. A decline in the market price of the Common Stock would have a negative effect on the Company's ability to raise needed capital on terms and conditions which are favorable to the Company and its Stockholders.

     Recent working capital needs have been financed primarily through a combination of existing cash resources, improved management of accounts receivable, and the extension of trade terms with vendors. The Company's principal sources of cash at March 27, 1998 consisted of $11.1 million of cash and cash equivalents. During the three months ended March 27, 1998, the Company has not paid the $5.0 million principal payment due during the quarter but remains current on its interest payments for its CIBC Term Loan Facility. The Company is currently in default of its CIBC Term Loan Facility which is secured by a substantial portion of the Company's assets. The Company is in active discussions with the Banks to amend the terms of the facility. The amendment being negotiated contemplates among other things, a change to the amortization schedule of principal, extension of the maturity date, repayment of a portion of outstanding principal outstanding from the successful completion of new debt and equity financings and the sale of certain assets. The amendment will also require compliance with various financial covenants. There can be no assurance that the Company will successfully complete this restructuring of its bank debt or the necessary debt and equity financings. If these transactions are not completed, the Bank may foreclose on their security interest and the Company may not have sufficient liquidity to continue in business.

     The Company is implementing various cash generation measures including a program to significantly reduce inventories and the sale of certain fixed assets acquired in the Acquisition in order to meet its ongoing liquidity requirements. In addition, management's financial plans for fiscal 1998 anticipate raising additional debt and/or equity capital. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including completion of ongoing discussions with debt and equity financing sources and its current bank group. If management is unable to raise additional financing the Company may not be able to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     StorMedia operates in a rapidly changing environment that involves a number of risks, some of which are beyond StorMedia's control. The following discussion highlights some of these risks.

     Sustained Losses; Need for Additional Financing; Future Capital Needs. The Company incurred a net loss during fiscal year 1997 and for the three months ended March 27, 1998 totaling $99.1 million and $27.2 million, respectively. There can be no assurances that the Company will cease incurring losses despite new product introductions, as there can be no assurances that the Company's products will be accepted in the marketplace. Continued losses have and will continue to result in liquidity and cash flow problems and could affect product delivery efforts. Further sustained losses will necessitate future additional financings that if raised through the issuance of equity securities, will reduce the percentage ownership of the stockholders of the Company. Existing stockholders may experience additional dilution, and securities issued in conjunction with new financings may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms.

     Difficulties of Integrating Akashic. The anticipated benefits of the acquisition of Akashic will not be achieved unless the operations of Akashic are successfully combined with those of StorMedia on a timely and cost-effective manner. The successful combination of the two companies will also require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts, and may require the Company to close certain of its facilities and reorganize the Company's operations in order to achieve cost savings from economies of scale. The difficulties of assimilation may be increased by the need to integrate personnel and to combine different corporate cultures. The combination of StorMedia and Akashic has required and will continue to require substantial attention from management. Any difficulties encountered in the transition process will divert the attention of management away from the Company's business, which could have an adverse impact on the revenues and operating results of the combined Company. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have a material adverse effect on their combined operations. There can be no assurance that the companies can be successfully integrated or that such integration will take place in a timely and cost-effective manner, or that it will realize any of the anticipated benefits of the Acquisition.

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

     Fluctuations in Quarterly Operating Results. StorMedia's and Akashic's quarterly results have fluctuated in the past and the combined Company's operating results may continue to fluctuate in the future. The Company's operating results are dependent on many factors, including the economic conditions in the disk drive industry, the size and timing of the receipt of orders from current customers, product qualifications for new and existing customers, utilization of production capacity, manufacturing yields, customer cancellations or delays of shipments, the Company's ability to develop, introduce and market new and enhanced products on a timely basis, the introduction of new products by its competitors and changes in average selling prices and product mix, among others. The Company's expense levels will be based, in part, on expectations of future revenues. Both StorMedia and Akashic derive their revenues primarily from the sale of thin film media and plated and polished substrates. The Company's results of operations for a particular quarter could be adversely affected if anticipated product orders or qualifications are not received, if anticipated shipments are delayed or canceled by one or more customers or if shipments are delayed or rejected. The slowdown in the disk drive industry in general combined with the construction of new media and substrate facilities have resulted in decreased demand for media and substrates and consequently, overcapacity and underutilization of existing facilities. There can be no assurance that this slowdown will not continue. There can be no assurance that these and other factors will not materially adversely affect the Company's business, results of operations and financial results.

     During 1996 the Company reported a gross margin of 17.3% and reported a gross deficit of 30.6% during 1997. During the three months ended March 27, 1998, the Company reported a gross deficit of 41.5%. The Company's gross margins in 1997 and the three months ended March 27, 1998 were lower than the levels experienced in 1995 and 1996 principally due to the Company's inability to replace sales which it had expected to make to Maxtor under the Maxtor Supply Agreement and the resulting under-utilization of its facilities, as well as the liquidation of Micropolis which resulted in both a precipitous termination of orders and a writeoff of assets and equipment installed by the Company in the Micropolis facility. While the Company has taken steps to better align its resources and expenses with sales expectations and reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Despite the temporary closure of certain facilities, continued under-utilization of capacity has had a significant negative impact on gross margins. If the Company continues to have excess capacity, the Company's business, results of operations and financial condition will continue to be materially adversely affected.

     In addition, new products generally have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products, which have been designed into its customers' products, in a timely fashion is an important factor in its ability to maintain gross and operating margins. However, initially new products often have lower manufacturing yields, are produced in lower quantities than more mature products and, therefore, generally have lower gross margins. The Company expects that a substantial portion of its shipments in 1998 will be of new products, which will negatively impact the Company's overall yield at least for that period and, consequently, the Company's gross margins. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the thin film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in manufacturing yields and productivity generally have a significant impact on gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and low capacity utilization which, in turn, adversely affects gross margins and operating results. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to continue to invest in research and development and to maintain a level of manufacturing capacity capable of addressing increased demand. A significant portion of the Company's business is also characterized by short term orders and shipment schedules which typically can be modified or rescheduled without significant penalty to the customer. Therefore, the Company typically plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. These factors have caused and will continue to cause fluctuations in the Company's gross margins and results of operations. See "-- Just In Time Inventory" and " -- Dependence on a Limited Number of Customers."

     Current Slowdown and Volatility in the Disk Drive Industry. Both StorMedia's and Akashic's businesses have depended and the business of the Company will continue to depend upon the current and anticipated market demand for disk drives and products utilizing disk drives. The disk drive industry has been cyclical in nature and is currently experiencing a downturn. The disk drive industry also has been characterized by periods of oversupply, reductions in customer forecasts, price erosion and reduced production levels. The effect of these cycles on suppliers, including thin film media and plated and polished substrate manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of contraction. During 1995 and early 1996, the Company's principal customers and many of its competitors and potential customers engaged in substantial efforts to increase disk manufacturing capacity in light of the imbalance between previously existing levels of demand for disks and existing industry capacity. These efforts, along with the adoption by disk drive manufacturers of "Just In Time" inventory practices, have resulted in significant additional capacity in the industry which has exacerbated the negative impact on the Company of the slowdown in demand for media and substrates. To the extent industry capacity continues to exceed demand, the Company will continue to experience increased levels of competition which could materially adversely impact the Company's business, results of operations, and financial condition. In addition, in the event of an oversupply of disks, customers who have developed an internal supply of disks are likely to utilize their internal capacity prior to purchasing disks from independent suppliers. These conditions have adversely affected StorMedia and Akashic, and may continue to adversely affect the Company's revenues, margins and operating results, and no assurance can be given that the Company's revenue, margins and operating results will not be adversely affected by future downturns in the disk drive industry.

     Dependence on a Limited Number of Customers. During the three months ended March 27, 1998, the Company sold its disks to Samsung, Western Digital, Seagate and Syquest representing 59%, 7%, 17% and 13%, respectively, of net sales. During 1997, shipments to Seagate and Micropolis represented 62% and 18%, respectively, of net sales. As discussed above, Maxtor terminated the Maxtor Supply Agreement in 1996 and Micropolis was liquidated in 1997. While Seagate and other new customers such as Western Digital and Samsung have taken a portion of the Company's capacity which became available as a result of these terminations and the Company is now shipping to additional new customers as a result of the Acquisition, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in additional product programs of both new and existing customers. Qualification is a costly and time-consuming process and the Company continues to experience increased levels of competition in the qualification process. There can be no assurance that the Company will continue to qualify products with its present customers, continue to find new customers or successfully qualify its products in the product programs of such new customers on a timely basis or with acceptable yields. Accordingly, the Company expects excess capacity to continue to negatively impact its results of operations at least during 1998.

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

     Rapid Changes in Customer and Product Mix. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the fourth quarter of 1996 sales to Seagate represented approximately 95% of net sales, while in the first quarter of 1998 sales to Seagate represented approximately 17% of net sales. In addition, the Company's unit sales of MR disks represented 0% of units sold in the second quarter of 1996 compared to 77% of units sold for the comparable quarter of 1997. At any one time the Company typically supplies disks in volume for only five to ten disk drive products, with the mix of such products shifting continually. Disk drive manufacturers demand a variety of thin film disks with differing design, performance and cost characteristics. Thin film disk suppliers, such as the Company, are required to work closely with such manufacturers in order to develop products that will be used in the manufacturers' designs. Thin film disk suppliers seek to have their products "designed in" to a particular disk drive and to be qualified as a primary supplier for new programs. The design-in process is ongoing, lengthy and frequent and the Company must compete for participation in each product program including those of existing customers. As discussed above, due to the downturn in demand in the disk drive industry, liquidation of Micropolis and excess capacity, the Company continues to seek additional customers to utilize its manufacturing capacity. While Seagate and other customers have taken a portion of this capacity, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in product programs of both new and existing customers. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. In the event the Company's products do not become designed into or qualified in a particular disk drive program on a timely basis, the Company could be excluded as a supplier of disks for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales and lower gross margins. Consistent inability to become designed into a disk drive program would have a material adverse effect on the Company's business results of operations and financial condition.

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

     Dependence on Personnel. The Company's future operating results depend in significant part upon the continued contributions of its officers and personnel, many of whom would be difficult to replace. At present the Company does not have employment agreements with any employee. The Company maintains a $4.0 million key person life insurance policy (with $3.0 million of proceeds payable to the Company) on the life of its Chairman of the Board and Chief Executive Officer, William J. Almon, but not on the lives of other key persons. The loss of any of its officers or other key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the production of thin film disks requires employees skilled in highly technical and precise production processes with expertise specific to thin film disk production. The Company's future operating results depend in part upon its ability to attract, train, retain and motivate other qualified management, technical, manufacturing, sales and support personnel for its operations in California, Singapore and Malaysia. Competition for such personnel is intense, especially since many of the Company's competitors are located near the Company's facilities in Santa Clara, California. There can be no assurance that the Company will be successful in attracting or retaining such personnel. Hiring qualified personnel in Singapore is made more difficult because Singapore has substantially full employment at the present time and because the Company was the first manufacturer of thin film disks and is the first manufacturer of substrates with operations in Singapore. The loss of the services of existing personnel as well as the failure to recruit, train and retain additional personnel in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Risks of International Sales and Manufacturing. In 1996, 1997 and for the three months ended March 27, 1998, international sales (sales delivered to customers in the Far East and Ireland, including foreign subsidiaries of domestic companies) accounted for over 85% of the Company's net sales, and the Company anticipates that international sales will continue to represent the substantial majority of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international sales, including compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, exposure to taxes in multiple jurisdictions and transportation delays and interruptions. Although presently all of the Company's sales are made in U.S. dollars, including sales from its Singapore and Malaysia facilities, a portion of the Company's expenses must be paid in Singapore dollars and Malaysia. Future international sales may be denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Additionally, the Company's international business may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies and difficulties in obtaining export licenses. Moreover, the Company's efforts to expand its manufacturing operations have been concentrated in Southeast Asia. This expansion requires the Company to implement and monitor new systems, procedures and controls and to attract, train, motivate and manage qualified employees effectively. These risks are exacerbated by the distance of the Southeast Asian facilities from the Company's California headquarters. Due to the anticipated expansion of the Company's manufacturing operations in Southeast Asia, the impact of the foregoing factors on the Company's business, results of operations and financial condition could be material and adverse.

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

     On February 18, 1998, StorMedia filed suit in Superior Court for the State of California, County of Santa Clara, against Hyundai Electronics Industries Co., Ltd. ("HEI"), Maxtor, and Messrs. Park, Yoo and Chung. Apart from the addition of Maxtor, the complaint is substantively identical to the above-described Federal action. Defendants HEI and Park have answered the complaint, denying its material allegations. Defendant Maxtor has moved to dismiss or stay the action because of the pendency of the Colorado action, described below. Defendants Yoo and Chung have moved to dismiss the complaint for failure to plead fraud with particularity. These motions are set for hearing on May 14, 1998. In the meantime, StorMedia has propounded additional discovery and noticed depositions. Responses to this discovery are stayed pending the outcome of the hearing on May 14, 1998. StorMedia intends to pursue this action vigorously.

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

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company is currently in default of its Term Loan Facility and is in active discussions with CIBC and certain other banks to amend the terms of the facility. The amendment contemplates among other things, a change to the amortization schedule of principal, extension of the maturity date, repayment of a portion of principal outstanding from the successful completion of new debt and equity financings and the sale of certain assets. The amendment will also require compliance with various financial covenants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBIT NO.                            DESCRIPTION
  -----------    ------------------------------------------------------------
  27.1           Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STORMEDIA INCORPORATED
                                          (Registrant)

Date: May 12, 1998                        By: /s/ STEPHEN M. ABELY

                                            ------------------------------------
                                            Stephen M. Abely, Vice President and
                                            Chief Financial Officer (Principal
                                              Financial
                                            and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.            Description
-----------            -----------

   27.1                Financial Data Schedule