Form 10-Q
period 1998-06-26
STORMEDIA INC
filed 1998-08-11
CIK 942787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 26, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 3, 1998, 20,701,612 shares of the Registrant's Class A Common Stock, $0.013 par value, and no shares of the Registrant's Class B Common Stock, $0.013 par value, were issued and outstanding.

================================================================================

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                                      INDEX


                                                                                                                            PAGE NO.
                                                                                                                            --------
PART I.  FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements (Unaudited)
                 Condensed Consolidated Statements of Operations -- Three and Six
                    Months Ended June 26, 1998 and June 27, 1997 ...........................................................  3
                 Condensed Consolidated Balance Sheets -- As of June 26, 1998 and December 31, 1997 ........................  4
                 Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 26, 1998 and June 27, 1997 .......  5
                 Notes to Condensed Consolidated Financial Statements ......................................................  6

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ........................ 11

PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings ............................................................................................ 28
    Item 2.   Changes in Securities ........................................................................................ 28
    Item 3.   Defaults Upon Senior Securities .............................................................................. 28
    Item 4.   Submission of Matters to a Vote of Securities Holders ........................................................ 29
    Item 5.   Other Information ............................................................................................ 29
    Item 6.   Exhibits and Reports on Form 8-K ............................................................................. 29

SIGNATURES ................................................................................................................. 30

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                    STORMEDIA INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  -------------------------------       -------------------------------
                                                  JUNE 26, 1998      JUNE 27, 1997      JUNE 26, 1998      JUNE 27, 1997
                                                  ------------       ------------       ------------       ------------
Net sales                                         $     23,988       $     32,553       $     63,208       $     66,653
Cost of sales                                           35,001             41,224             90,509             80,228
                                                  ------------       ------------       ------------       ------------
   Gross deficit                                       (11,013)            (8,671)           (27,301)           (13,575)
                                                  ------------       ------------       ------------       ------------

Operating expenses:
Research and development                                 5,626              3,480             11,417              6,670
Selling, general, and administrative                     2,945              2,481              6,401              4,820
Bad debt expense                                            --              5,438                 --              5,438
                                                  ------------       ------------       ------------       ------------
   Total operating expenses                              8,571             11,399             17,818             16,928
                                                  ------------       ------------       ------------       ------------
   Operating loss                                      (19,584)           (20,070)           (45,119)           (30,503)

Interest income (expense), net                          (1,906)              (804)            (3,591)            (1,366)
                                                  ------------       ------------       ------------       ------------

Loss before income tax expense (benefit)               (21,490)           (20,874)           (48,710)           (31,869)

Income tax expense (benefit)                                 2                 29                 14             (1,647)
                                                  ------------       ------------       ------------       ------------

Net loss                                          $    (21,492)      $    (20,903)      $    (48,724)           (30,222)
                                                  ============       ============       ============       ============

Basic and diluted loss per share                  $      (1.05)      $      (1.17)      $      (2.37)       $      (1.70)
                                                  ============       ============       ============       ============
Shares used in per share computation                    20,608             17,882             20,548             17,835
                                                  ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               JUNE 26,           DECEMBER 31,
                                                                                 1998                1997
                                                                             -------------       -------------
ASSETS
    Current assets:

         Cash, cash equivalents and short-term investments                   $      10,520       $       8,753
         Accounts receivable, less allowances of $9,518 at June 26,
             1998 and $9,171 at December 31, 1997                                   12,640              20,363
         Inventories                                                                15,927              37,775
         Assets held for sale                                                        4,000              16,914
         Prepaid expenses                                                            7,369               8,523
                                                                             -------------       -------------

                          Total current assets                                      50,456              92,328
    Plant and equipment, net                                                        96,254             100,694
    Deposits and other assets                                                          263               1,004
                                                                             -------------       -------------
                                                                             $     146,973       $     194,026
                                                                             =============       =============
LIABILITIES AND EQUITY

    Current liabilities:
         Trade accounts payable                                              $      31,476       $      33,531
         Current portion of long-term debt obligations                              14,942              53,324
         Accrued salaries and benefits                                               4,480               6,689
         Other accrued expenses                                                     15,972              21,657
         Income taxes payable                                                        1,096               1,126
                                                                             -------------       -------------
                          Total current liabilities                                 67,966             116,327
    Long-term debt, less current portion                                            39,920                  78
    Excess of fair value of assets acquired over purchase price                     10,115              12,699
    Equity:

         Convertible preferred stock, par value $.01 per share                           3                  --
         Common stock, par value $.013 per share                                       272                 270
         Additional paid-in capital                                                143,835             131,066
         Accumulated deficit                                                      (115,138)            (66,414)
                                                                             -------------       -------------
                          Total equity                                              28,972              64,922
                                                                             -------------       -------------

                                                                             $     146,973       $     194,026
                                                                             =============       =============


     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                    -------------------------------
                                                                    JUNE 26, 1998      JUNE 27, 1997
                                                                    ------------       ------------
OPERATING ACTIVITIES
     Net loss                                                       $    (48,724)      $    (30,222)
     Adjustments to reconcile loss to net cash
          provided by operating activities:
     Depreciation and amortization                                        10,743             14,666
     Bad debt expense                                                         --              5,438
     Net loss on sale of plant and equipment                                 948                263
     Deferred income taxes                                                    --             2,591
     Changes in operating assets and liabilities:
          Accounts receivable                                              3,686              6,983
          Inventories                                                     27,292             (6,519)
          Prepaid expenses                                                 1,154               (516)
          Deposits and other assets                                          742                202
          Trade accounts payable                                          (2,055)             1,463
          Accrued liabilities                                             (5,737)             3,028
          Income taxes payable                                               (30)            (4,294)
                                                                    ------------       ------------
               Net cash used in operating activities                     (11,981)            (6,917)
                                                                    ------------       ------------
INVESTING ACTIVITIES
     Acquisition of plant and equipment                                   (3,315)           (19,221)
     Sale of assets                                                        4,582
     Sale of short-term investments                                         (121)             7,065
                                                                    ------------       ------------
          Net cash used in investing activities                            1,146            (12,156)
                                                                    ------------       ------------
FINANCING ACTIVITIES
     Increase in long-term debt obligations                               16,663                 --
     Repayment of long-term debt obligations                             (12,255)               101
     Proceeds from issuance of common stock                                   73              1,728
     Proceeds from issuance of convertible preferred stock                 8,000                 --
                                                                    ------------       ------------
          Net cash provided by financing activities                       12,481              1,829
                                                                    ------------       ------------

     Increase (decrease) in cash and cash equivalents                      1,646            (17,244)
     Cash and cash equivalents at beginning of period                      8,753             23,788
                                                                    ------------       ------------
     Cash and cash equivalents at end of period                     $     10,399       $      6,544
                                                                    ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                         $      1,790       $      1,502
                                                                    ============       ============
     Cash paid for income taxes                                     $         --       $         40
                                                                    ============       ============
NON CASH FINANCING AND INVESTING ACTIVITIES

     Cumulative dividends payable on preferred stock                $         60       $         --
                                                                    ============       ============
     Equipment acquired under capital lease obligations             $      6,554       $         --
                                                                    ============       ============
     Issuance of warrants in connection with debt financing         $      4,760       $         --
                                                                    ============       ============



     See accompanying notes to condensed consolidated financial statements.

                     STORMEDIA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (INFORMATION FOR THREE AND SIX MONTHS ENDED JUNE 27, 1997 AND JUNE 28. 1996 IS
                                   UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments which are necessary for a fair presentation. Operating results for the three and six months ended June 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other interim period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - BALANCE SHEET COMPONENTS


                                                 JUNE 26, 1998       DECEMBER 31, 1997
                                                 -------------       -----------------
Inventories:
    Raw materials                                $       8,109       $       9,226
    Work-in-process                                      2,244              15,480
    Finished goods                                       5,574              13,069
                                                 -------------       -------------
       Total inventories                         $      15,927       $      37,775
                                                 =============       =============
Plant and equipment:
    Land                                         $         220       $         220
    Building and leasehold improvements                 34,514              31,582
    Machinery and equipment                             94,917              82,366
    Construction-in-progress                            16,408              20,413
                                                 -------------       -------------
                                                 $     146,059       $     134,581
    Less allowance for depreciation and
    amortization                                       (49,805)            (33,887)
                                                 -------------       -------------

       Plant and equipment, net                  $      96,254       $     100,694
                                                 =============       =============

NOTE 3 - NUMBER OF SHARES USED IN PER SHARE COMPUTATION

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):


                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  -----------------------------   -----------------------------
                                                                     JUNE 26,        JUNE 27,        JUNE 26,         JUNE 27,
                                                                      1998            1997            1998             1997
                                                                  -------------   -------------   -------------   -------------
 Numerator:
    Numerator for basic and diluted loss per share --
       Net Loss . . . . . . . . . . . . . . . . . . . . .              $(21,492)       $(20,903)       $(48,724)       $(30,222)

    Convertible preferred stock dividends accumulated . .                    60              --              60              --
                                                                  -------------   -------------   -------------   -------------

    Net loss applicable to common shareholders . . . . .               $(21,552)       $(20,903)       $(48,784)       $(30,222)
                                                                  =============   =============   =============   =============
 Denominator:
    Denominator for basic and diluted loss per share --
       weighted average common shares outstanding . . . .                20,608          17,882          20,548          17,835
                                                                  =============   =============   =============   =============



         As of June 26, 1998 and June 27, 1997 there were 3,626,464 and 2,579,076 options to acquire shares of common stock with weighted-average exercise prices of $4.48 and $5.46, respectively, warrants to acquire 4,601,630 shares of common stock with exercise prices of $3.075, and 260,163 shares of convertible preferred stock could potentially dilute basic earnings per share in the future but which were not included in diluted earnings per share for the three-months ended June 26, 1998 and June 27, 1997, and the six-months ended June 26, 1998 and June 27, 1997, as the effect was antidilutive in the periods presented.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full act of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed from those amounts reported as net loss in the consolidated statements of operations.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for annual financial statements for periods beginning after December 15, 1997, and for interim periods after the first year of adoption. The Company has not yet determined the impact of adopting its disclosure requirements.

NOTE 5 - AKASHIC ACQUISITION

         On December 31, 1997, the Company acquired Akashic Memories Corporation ("Akashic") (the "Merger"). The Merger was accounted for as a purchase. During the six months ended June 26, 1998, the Company adjusted the valuation of Akashic's accounts receivable and inventory, assets held for sale, and accrued expenses. Consequently, accounts receivable and inventory increased by $2.3 million and $5.4 million, respectively, and assets held for sale and accrued liabilities were reduced by $9.2 million and $.8 million, respectively, resulting in a net decrease in the excess of fair value of assets acquired over purchase price by $.7 million. Assets held for sale principally include manufacturing equipment for rigid disks and are based on preliminary valuation by an independent appraiser, subject to final adjustment. Changes in valuation of these assets may result in a material change in the excess of fair value of assets acquired over purchase price.

NOTE 6 - SHORT-TERM BORROWINGS AND DEBT

         In August 1996, the Company entered into a credit agreement (the "CIBC Agreement") with a bank group led by CIBC Wood Gundy, an affiliate of Canadian Imperial Bank of Commerce, and Banque Nationale de Paris (the "Banks") which include a $25.0 million revolving credit facility ("Revolving Credit Facility"). Borrowings under the Revolving Credit Facility carry interest at LIBOR plus 3%. In July 1997, the Company terminated its revolving Credit Facility with the Banks.

         In May 1998, the Company entered into a bridge term loan agreement (the "Foothill Term Loan Agreement") with a bank group led by Foothill Capital Corporation ("Foothill"), which includes a $20 million revolving credit facility ("Foothill Revolver") with availability based on several factors including items such as outstanding accounts receivable and valuation of machinery and equipment. The Foothill Revolver has a facility fee of $300 payable in 24 equal installments. Borrowings under the Foothill Revolver carry interest at base rate plus 1% and are due in May 2000. The weighted average interest rate for the period the loan was outstanding was 9.5%.

         Long term debt at June 26, 1998 and December 31, 1997 and 1996 consisted of the following:

                                                                     DECEMBER 31,
                                              JUNE 26,       ------------------------------
                                                1998              1997            1996
                                            -------------    -------------    -------------
CIBC Term Loan                              $      33,731    $      48,333    $      50,000
Note payable to customer                               --            4,960               --
Foothill Term Loan                                  8,000               --               --
Foothill Revolver                                     479               --               --
Convertible Debt                                    5,025               --               --
Subordinated Debt                                   3,030               --               --
Capital Lease                                       4,527               --               --
Dividends Payable                                      60               --               --
Other                                                  10              109               38
                                             ------------     ------------     ------------
         Total Long-term borrowing                 54,862           53,402           50,038
Less current portion                               14,942           53,324            5,014
                                             ------------     ------------     ------------
         Total Long-term portion            $      39,920    $          78    $      45,024
                                             ============     ============     ============


         At June 26, 1998, future minimum principal payments on long-term debt and capitalized lease obligations were as follows:

December 31,
1998                                            $  6,017
1999                                              15,035
2000                                              25,696
2001                                               4,220
2002                                               3,157
2003                                                 737

         Under the CIBC Agreement, the Banks provided the Company a $50,000 term loan (the "CIBC Term Loan Facility") in August 1996. The CIBC Term Loan Facility had a three-year term with 7 quarterly payments of $5,000 plus accrued interest beginning in the fourth quarter of 1997, with a $15,000 balloon payment due in August 1999. During May 1998, the Company amended the CIBC Term Loan Facility. As part of the amendment, the Company repaid $10 million of principal and issued warrants to purchase 2 million shares of Class A Common Stock (See
Note 7). The amendment has a two-year term with various principal payments plus accrued interest due in May 2000, and an unamortized discount of $4,602 as of June 26, 1998. The CIBC Term Loan Facility accrues interest upon funding at LIBOR plus 3% per annum, payable quarterly. The weighted average interest rate for the six month period ended June 26, 1998 was 8.6%.

         Note payable to customer is a loan from a customer of Akashic that was assumed in the Merger. The loan calls for maximum borrowings of $7,500, which must be drawn in $500 increments, based on certain milestone achievements. The line bears interest of 6% per annum. The outstanding balance of the loan is reduced by an amount equal to $0.15 per product unit sold to the customer ("Product Credits"). Akashic could increase this offset amount from time to time to reduce the outstanding balance of the loan. Beginning April 30, 1997, Akashic was required to make quarterly payments of $528, less the amount of any Product Credit for the prior quarter. The customer has certain rights of offset against outstanding receivables. All unpaid interest and principal balance is due in full on March 30, 2000. As of June 26, 1998, the loan balance has been off-set against the customer's outstanding receivables.

         Under the Foothill Term Loan Agreement, the banks provided the Company a $8,000 term loan ("Bridge Term Loan") in May 1998. The Bridge Term Loan has a two-year term with interest accruing at 14.5% of which 10% per annum shall be payable in cash and 4.5% shall be added to the then outstanding principal balance of the Bridge Term Loan.

         In May 1998, the Company entered into a 6% convertible subordinated debt agreement and a 12% subordinated debt agreement with a customer. One third of the 6% convertible subordinated debt plus all interest accrued thereon shall be due and payable on May 29, 2001 with the remaining principal plus all interest accrued thereon due in 24 monthly installments thereafter. Interest is compounded quarterly. Subsequent to May 29, 1999, the creditor may elect to convert the outstanding principal on this note plus any accrued interest into Common Stock at a valuation of the greater of $5.00 per share or the average of the closing bid price for the five trading days immediately preceding the date of the Loan Agreement.

         One third of the Company's 12% subordinated debt plus all interest accrued thereon shall be due and payable on December 29, 2000, with the remaining principal balance plus all interest accrued thereon due in 24 monthly installments thereafter. Interest is compounded quarterly. Net sales to the customer represented 19% of consolidated net sales for the six months ended June 26, 1998.

         The CIBC Term Loan Facility and the Foothill Term Loan Agreement contain provisions which (i) restrict the Company's ability to make capital expenditures and dispose of assets, (ii) limit the payment of dividends or other distributions to stockholders and (iii) limit the incurrance of additional indebtedness. The CIBC Term Loan Facility requires the continued compliance with various financial covenants.

         Obligations under capital leases are at a 10% fixed interest rate. Payments plus all accrued interest are due in 12 monthly installments.

         The fair value of the Company's long-term debt approximates the carrying amount based on the current rates offered to the Company on similar debt.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

         In connection with the May 1998 debt financing the Company issued 260,163 shares of Series A 9% Convertible Preferred Stock (the "Series A Convertible Preferred Stock") and warrants to purchase 2,601,630 shares of Class A Common Stock (See Note 7) at an aggregate price of $8,000.

         Series A Preferred Stock is convertible into Common Stock at an exchange rate in effect at the time of conversion, currently one-to-ten, and is subject to appropriate adjustment for Common Stock splits, stock dividends and similar transactions. Conversion is automatic upon the closing of a public offering of Common Stock in which the aggregate gross proceeds to the Company are $10 million or more.

         The holders of the Series A Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each share of Series A Preferred Stock is entitled to one vote for each share of Common Stock issuable upon conversion of the Series A Preferred Stock as of the record date for such vote. However, the Company may not, without obtaining the affirmative vote of the holders of not less than two-thirds of the then outstanding shares of Series A Preferred Stock, sell all or substantially all of the assets of the Company or effect a merger or consolidation with or into any other corporation or corporations in which the stockholders of this Corporation do not own at least 50% of the shares of the entity surviving such merger.

         Dividends shall accrue on a daily basis at the rate of 9% per annum of the sum of the liquidation value plus all accumulated and unpaid dividends thereon. Any dividends accruing on or prior to May 29, 2001, or at any time that any portion of the CIBC Term Loan Facility is outstanding and any other dividends which are otherwise not paid to the holders in cash, shall be satisfied by a lieu of cash dividends by the issuance of additional shares of Series A Preferred Stock having an aggregate Liquidation Value at the time of such payment equal to the amount of the dividend to be paid.

         In the event of a liquidation, the holders of Preferred Stock are entitled to a per share liquidation preference equal to $30.75 per share.

         At any time after May 29, 2003 or at any time that any portion of the CIBC Term Loan Facility is outstanding, the Company may, at the option of the Board of Directors, redeem out of funds legally available therefor, all or any portion of the Series A Preferred Stock then outstanding at a price equal to the Liquidation Value plus all accrued and unpaid dividends by giving written notice to the holders.

Common Stock

         In May 1998, the Company issued warrants to purchase 2 million shares of Class A Common Stock at an exercise price of $3.075 per share in connection with the CIBC Term Loan Facility (see Note 6). Warrants are valued at $2.38 per share using the Black-Scholes model. The warrants cannot be exercised until May 29, 1999 and expire in May 2003. The Company has the option to redeem 37.5% of each warrant then outstanding at a redemption price of $1,500 if all obligations of the Company under the CIBC Term Loan Facility are paid in full between August 1, 1998 and May 31, 1999. The warrants expire in May 2003.

         In May 1998, the Company issued warrants to purchase 2,601,630 shares of Class A Common Stock at $3.075 per share in connection with the issuance of Series A Convertible Preferred Stock (see Note 7). Warrants are valued at $1.34 per share using the Black-Scholes model.

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

OVERVIEW

         During 1997 and for the six months ended June 26, 1998, the Company sold its disks primarily to Seagate Technology, Inc. ("Seagate"), Western Digital Corporation ("Western Digital"), Samsung Electronics Corporation ("Samsung"), Micropolis (S) Pte. Ltd. ("Micropolis") and Syquest Technology Inc. ("Syquest"). During 1997, the Company sold its disks primarily to Seagate Western Digital, Samsung, Micropolis and Maxtor. The Company has had a limited number of customers and is seeking to qualify its products with new customers.

         The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as excess capacity and a general downturn in the industry, as well as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, demand or manufacturing yields, increases in production of new programs, and changes in cost of or limitations on availability of materials and labor shortage. During 1997 and for the six months ended June 26, 1998, the Company reported a gross deficit as a percentage of net sales of 30.6% and 43.2%, respectively, compared with a gross margin as a percentage of net sales during 1996 of 17.3%, principally due to the underutilization of production capacity as a result of the liquidation of Micropolis, one of the Company's major customers, and the overall decrease in demand in the disk drive industry. In November 1997, Singapore Technologies announced without notice that it was closing its Micropolis operations. This resulted in a precipitous cancellation of orders of the Company's products as well as the writeoff by the Company of certain assets and equipment which the Company had installed in the Micropolis Facility in Singapore.

         The Company's business has and will continue to depend upon the current and anticipated market demand for disk drives and products utilizing disk drives. The disk drive industry has been cyclical in nature and is currently experiencing a downturn. The disk drive industry also has been characterized by periods of oversupply, reductions in customer forecasts, price erosion and reduced production levels. The Company's customers are also experiencing shorter product lifecycles, quality and pricing pressures and fewer large volume programs as they seek to incorporate their drives into products of PC manufacturers. The effect of the current down cycle on suppliers, including thin film media and plated and polished substrate manufacturers, has been magnified by hard disk drive manufacturers' recent practice of utilizing internal capacity and reducing volumes of disks and substrates purchased from independent media and substrate suppliers, which has increased the severity of the drop in the demand for components during periods of contraction. For the past three years, the Company's principal customers and many of its competitors and potential customers engaged in substantial efforts to increase disk media and substrate manufacturing capacity in light of the imbalance between previously existing levels of demand for disks and existing industry capacity. These efforts, along with the adoption by disk drive manufacturers of "Just In Time" inventory practices, have resulted in significant additional capacity in the industry. Additionally, competition and excess capacity has increased the difficulty for media suppliers to be qualified into a product program and qualification no longer ensures volume production of that product. Media suppliers must also assist customers in reducing their time to market performance in order to ensure high volumes. In addition, if customers who have developed an internal supply of disks generally utilize their internal capacity prior to purchasing disks from independent suppliers. These trends have negatively impacted the Company's revenues, margins and operating results and if they continue, the Company's revenues, margins and operating results are likely to continue to be adversely affected. To the extent industry capacity continues to exceed demand, the Company will continue to experience increased levels of competition which could materially adversely impact the Company's business, results of operations, and financial condition. No assurance can be given that the Company's revenue, margins and operating results will not continue to be adversely affected by the present or future downturns in the disk drive industry.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                    STORMEDIA INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ------------------------------    ------------------------------
                                               JUNE 26, 1998    JUNE 27, 1997    JUNE 26, 1998    JUNE 27, 1997
                                               -------------    -------------    -------------    -------------
                                                                     (IN THOUSANDS)
Net sales . . . . . . . . . . . . . . . .              100.0%           100.0%           100.0%           100.0%
Cost of sales . . . . . . . . . . . . . .              145.9            126.6            143.2            120.4
                                               -------------    -------------    -------------    -------------
         Gross deficit  . . . . . . . . .              (45.9)           (26.6)           (43.2)           (20.4)

Operating expenses:
Research and development  . . . . . . . .               23.5             10.7             18.1             10.0
Selling, general, and administrative  . .               12.3              7.6             10.1              7.2
Bad debt expense  . . . . . . . . . . . .                0.0             16.7              0.0              8.2
                                               -------------    -------------    -------------    -------------
         Total operating expenses . . . .               35.8             35.0             28.2             25.4

Operating loss  . . . . . . . . . . . . .              (81.7)           (61.6)           (71.4)           (45.8)

Interest income (expense) net . . . . . .               (7.9)            (2.5)            (5.7)            (2.0)

Loss before income tax expense  . . . . .              (89.6)           (64.1)           (77.1)           (47.8)
Income tax expense (benefit)  . . . . . .                0.0              0.1              0.0             (2.5)
                                               -------------    -------------    -------------    -------------
Net loss  . . . . . . . . . . . . . . . .              (89.6)%          (64.2)%          (77.1)%          (45.3)%
                                               =============    =============    =============    =============


1998 COMPARED TO 1997

         In December 1997, the Company purchased Akashic Memories Corporation, ("Akashic"), an indirect subsidiary of Kubota Corporation, and a manufacturer of thin film disks and substrates (the "Merger"). The Merger was accounted for as a purchase. The results for the three and six months ended June 26, 1998 include Akashic.

Net Sales

         Net sales decreased 26.3% to $24.0 million for the three months ended June 26, 1998 from $32.6 million for the three months ended June 27, 1997. For the six months ended June 26, 1998, net sales decreased 5.2% to $63.2 million from $66.6 million for the six months ended June 27, 1997. The decrease in net sales was primarily due to a decrease in unit volume and average selling price as a result of the continued weakness in demand in the disk drive industry and the Company's inability to qualify its products into new and existing customer programs. The Company's principal customers during the six months ended June 26, 1998 were Seagate, Samsung, Western Digital, and Syquest. The Company's customers during the six months ended June 27, 1997 were Seagate and Micropolis.

         As a result of the Merger, the Company acquired the Akashic thin film disk and substrate business which temporarily expanded its customer base and increased the range of products offered during the six months ended June 26, 1998 as compared to the six months ended June 27, 1997. However, continuing adverse industry conditions negatively impacted the Company's ability to expand net sales for the six months ended June 26, 1998 as compared to the comparable prior year six month period. The Company's ability to expand net sales for the second half of 1998 is dependent on its ability to qualify new products with new and existing customers and more favorable industry conditions.

Gross Deficit

         The Company's gross deficit increased 27.0% to $11.0 million for three months ended June 26, 1998 from $8.7 million for the three months ended June 27, 1997. Gross deficit as a percentage of net sales for the three months ended June 26, 1998 was 45.9% as compared to 26.6% for the comparable prior year three month period. For the six months ended June 26, 1998, the Company's gross deficit increased 101.1% to $27.3 million from $13.6 million for the comparable prior year six month period. Gross deficit as a percentage of net sales for the six months ended June 26, 1998 was 43.2% as compared to 20.4% for the six months ended June 27, 1997. The Company has incurred a gross deficit throughout 1997 and for the six months ended June 26, 1998. This was principally due to general weakness in demand in the disk drive industry, excess capacity and the liquidation of Micropolis which resulted in both a precipitous termination of orders and a writeoff of assets and equipment installed by the Company in the Micropolis Facility. In response to these factors, the Company has taken actions to reduce costs and expenses, including the temporary closure of certain of its facilities and a combination of workforce reduction and salary reduction in its' remaining open facilities. The Company believes that the actions taken in aligning its cost structure will better enable it to generate positive cash flow from operations in light of the continuing adverse industry conditions. While the Company has attempted to better align its resources and expenses with sales expectations and reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Despite the temporary closure of certain facilities, continued under-utilization of capacity has had a significant negative impact on gross margins. If the Company continues to have excess capacity, the Company's business, results of operations and financial condition will continue to be materially affected.

         An increase in net sales depends on industry demand improving and the Company's ability to successfully qualify products with new and existing customers. In an effort to utilize the excess capacity, the Company continues its qualification and production efforts with new and existing customers. There can be no assurance that demand in the disk drive industry will improve or that the Company will be able to successfully qualify products with new and existing customers. The failure to do so will have a material adverse effect on the Company's business, results of operations, and financial condition.

         The Company expects that a substantial portion of the Company's shipments in the second half of 1998 will consist of new products, including high performance magnetoresistive (MR) disks. Although new products generally have higher average selling prices than more mature products, new products also have lower manufacturing yields and consequently are initially produced in lower quantities than more mature products. There can be no assurance that the Company's gross margins will not be negatively impacted by the introduction and shipment of new products during 1998.

Research and Development

         Research and development expenses increased 61.7% to $5.6 million for the three months ended June 26, 1998 from $3.5 million for the three months ended June 27, 1997, increasing as a percentage of net sales to 23.5% for the three months ended June 26, 1998 from 10.7% for the comparable prior year three month period. For the six months ended June 26, 1998, research and development expenses increased 71.2% to $11.4 million from $6.7 million for the six months ended June 27, 1997, increasing as a percentage of net sales to 18.1% for the six months ended June 26, 1998 from 10.0% for the comparable prior year six month period. The increase in research and development expense for the three and six month periods ended June 26, 1998 was due principally to increased staffing as a result of the acquisition of Akashic and increased spending on development work related to volume manufacturing of MR disks, substrates, new magnetic alloys and sputtering techniques.

Selling, General & Administrative Expenses

         Selling, general & administrative expenses increased 18.7% to $2.9 million for the three months ended June 26, 1998 from $2.5 million for the three months ended June 27, 1997, increasing as a percentage of net sales to 12.3% for the three months ended June 26, 1998 from 7.6% for the comparable prior year three month period. For the six months ended June 26, 1998, selling, general & administrative expenses increased 32.8% to $6.4 million from $4.8 million for the six months ended June 27, 1997, increasing as a percentage of net sales to 10.1% for the six months ended June 26, 1998 from 7.2% for the comparable prior year six month period. The increase in selling, general & administrative expenses for the three and six month periods ended June 26, 1998 was due principally to increased staffing as a result of the acquisition of Akashic and increased professional fees as a result of the Merger and the restructuring of the bank credit agreement.

Bad Debt Expense

        The Company had previously charged $5.4 million to bad debt expense during the six months ended June 27, 1997, representing 16.7% of net sales. Such charges were for reserves related to receivables on sales of certain products for which the Company may not receive payment.

Other Income (Expense), Net

         Other income (expense), net for the three months ended June 26, 1998 was $1.9 million expense compared to $0.8 million expense for the three months ended June 27, 1997. For the six months ended June 26, 1998, other income (expense), net was $3.6 million expense compared to $1.3 million expense for the comparable prior year six month period. The change was principally attributable to an increase in interest expense as a result of higher cost of funds, additional financings, and loss on the disposal of certain fixed assets, offset by a decrease in interest income as a result of lower net cash levels during the three and six months ended June 26, 1998 as compared to the comparable prior year three and six month periods.

Income Tax Expense

         The Company recorded a minimal tax expense for the three and six month periods ended June 26, 1998. For the six months ended June 26, 1998, the Company recorded no tax benefit due to the lack of any available net operating loss carryback in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $10.5 million as of June 26, 1998 as compared to cash and cash equivalents and short-term investments of $8.8 million as of December 31, 1997. The increase, despite the net cash loss of $38.0 million for the six months ended June 26, 1998 (after add back of depreciation and amortization of $10.7 million), was principally due to the Company's ability to generate cash from operations through management of working capital which included a significant reduction of inventory and accounts receivable. This was a result of the Company implementing various cash generation measures in early 1998. Increases in working capital were offset by a reduction in accrued liabilities and accounts payable. During the second quarter of 1998, the Company successfully completed its financial restructuring which included the restructuring of existing debt and raising additional capital through debt and equity financings. With the restructure, the Company repaid the Bank Group $10 million in principal, was granted an extension of terms on one repayment of the outstanding principal, and issued warrants to purchase shares of Common Stock. The CIBC Term Loan Facility accrues interest upon funding at LIBOR plus 3% per annum, payable quarterly. The balance of the bank debt to the Bank Group continues to be outstanding and is fully secured. As a result, the Company is no longer in default under its CDBC Term Loan Facility.

         For the six months ended June 26, 1998, the Company used $3.3 million for capital expenditures and acquired $6.6 million of equipment under capital leases. The Company expects to incur no more than $20 million in capital expenditures during 1998. The Company had $10.6 million of noncancellable purchase commitments outstanding at June 26, 1998.

         Simultaneously with the restructuring of the CIBC Term Loan Facility, the Company completed three financing transactions. The Company borrowed $8 million pursuant to a two-year term loan and entered into a $20 million revolving line of credit based on eligible receivables with a group of lenders lead by Foothill Capital Corporation. In addition, StorMedia borrowed $5 million pursuant to a convertible note and $3 million pursuant to a secured note from Seagate Technology, Inc., a customer of the Company. In conjunction with this action, the Company and Seagate terminated their Volume Purchase Agreement. In addition to the foregoing financing transactions, the Company raised $8 million through the sale of Preferred Stock and warrants to purchase shares of Class A Common Stock to Prudential Private Equity Investors, the Company's largest stockholder, and Capital Ventures International.

         The Company's liquidity may be adversely affected in the future by continued losses from operations and factors such as higher interest rates, inability to borrow without collateral, availability of capital financing transactions and a reduction of terms with vendors. Further, significant fluctuations in quarterly operating results have had and, in the future, may continue to have a negative effect on the Company's liquidity. Factors such as weakness in industry demand, price reductions, unsuccessful product qualifications, the introduction and market acceptance of new products, product returns, and availability of critical components have had and may continue to have an adverse effect on the Company's performance and have contributed and may continue to contribute to this quarterly variability. The results of operations in some future period may or may not be below the expectations of investors, which would likely result in significant volatility in the market price of the Common Stock. A decline in the market price of the Common Stock would have a negative effect on the Company's ability to raise needed capital on terms and conditions which are favorable to the Company and its Stockholders.

         Recent working capital needs have been financed primarily through a combination of existing cash resources, improved management of accounts receivable, and the extension of trade terms with vendors. The Company's principal sources of cash at June 26, 1998 consisted of $10.5 million of cash and cash equivalents and a $20.0 million revolving credit facility, subject to a borrowing base availability based on the Company's accounts receivable and equipment. As of June 26, 1998, there was $479 outstanding and $7,544 available under the revolving credit facility.

         The Company is continuing its cash generation measures including a program to further reduce inventories and the sale of certain fixed assets acquired in the Merger in order to meet its ongoing liquidity requirements. In addition, management's financial plans for fiscal 1998 anticipate raising additional debt and/or equity capital. There can be no assurance, however, that such financing will be available on favorable terms and conditions. If management is unable to raise additional financing, the Company may not be able to continue as a going concern.

         Liability Related to Year 2000 Compliance. The Year 2000 Issue arises from computer programs that use two digits rather than four to define the applicable year. Such computer programs may cause computer systems to recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of conducting a comprehensive review of its internal computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an enterprise-wide implementation plan to resolve the issue. The Company believes that, with modifications to existing operational software, the Year 2000 Issue will not pose significant operational problems for the Company's internal computer systems. The Company expects to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the Year 2000. The Company cannot estimate the amount of costs that will be associated with the transition of the Company's remaining systems. Although the Company currently expects that the Year 2000 Issue will not pose significant operational problems, delays in the modification or conversion of its systems or the failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company cannot be sure that systems of suppliers to the Company or of other companies on which the Company's systems rely will be converted in a timely manner. The failure of these other companies to convert their systems, may have a material adverse effect on the Company's business, results of operations and financial condition. The Company's products do not have embedded calendars and therefore the Company does not expect the Year 2000 problem to impact its products.

FACTORS AFFECTING OPERATING RESULTS

         Sustained Losses; Need for Additional Financing; Future Capital Needs. The Company incurred a net loss during fiscal year 1997 and for the six months ended June 26, 1998 of $99.1 million and $48.7 million, respectively. Due to the ongoing decline in demand for disk drives, there can be no assurances that the Company will cease incurring losses despite new product introductions and qualifications, the development of new technologies or the receipt of additional working capital. Continued losses have and will continue to result in liquidity and cash flow problems which could affect product delivery efforts. The Company funded its working capital requirements and capital expenditures during the period September 1996 through May 1998 through a combination of existing cash resources and term loan facility with a group of banks (the "Bank Group") led by Canadian Imperial Bank of Commerce (the "CIBC Term Loan Facility"). The proceeds were used to fund working capital and repay $10 million of the CIBC Term Loan Facility. Further sustained losses will necessitate future additional financings that if raised through the issuance of equity securities, will reduce the percentage ownership of the stockholders of the Company. Existing stockholders may experience additional dilution, and securities issued in conjunction with new financings may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms. If management is unable to raise additional financing, the Company may not be able to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Difficulties of Integrating Akashic. In December 1997, the Company acquired Akashic Memories Corporation, a manufacturer of substrates and media (the "Merger"). The anticipated benefits of the acquisition of Akashic will not be achieved unless the operations of Akashic are successfully combined with those of StorMedia on a timely and cost-effective manner. The successful combination of the two companies has required and will continue to require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts, and has required the Company to close certain of its facilities and Akashic facilities and to reorganize the Company's operations in order to achieve cost savings from economies of scale. The difficulties of assimilation has been increased by the need to integrate personnel and to combine different corporate cultures. The combination of StorMedia and Akashic has required and will continue to require substantial attention from management. Any difficulties encountered in the transition process will divert the attention of management away from the combined Company's businesses, which could have an adverse impact on the revenues and operating results of the combined Company. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have a material adverse effect on their combined operations. There can be no assurance that the companies can be successfully integrated or that such integration will take place in a timely and cost-effective manner, or that the combined Company will realize any of the anticipated benefits of the Merger.

         Just In Time Inventory. The disk drive industry supplies components for client server and PC manufacturers. Until recently, component suppliers to disk drive manufacturers have been characterized by long product cycles, built up inventories and production based on forecasts. With the recent slowdown in the disk drive industry, disk drive manufacturers have reduced inventories, shortened product cycles and based production on actual customer orders. Although the long term benefits of such streamlined production may be shorter, milder business cycles, the short-term effect has been to significantly reduce demand for components, such as those supplied by the Company. This "just in time" inventory strategy has exacerbated the impact of the overall reduction in demand in the disk drive industry. Although the Company is modifying its product cycles and production processes to adapt to the just in time inventory strategy of its customers, there can be no assurance that the Company will successfully do so. The failure of the Company to adapt its product cycles and production processes to the "just in time" strategy of its customers may result in reduced sales and the inability of the Company to successfully qualify its products in its customers' product programs, which would have a material adverse effect on the Company.

         Fluctuations in Quarterly Operating Results. StorMedia's quarterly results have fluctuated in the past and the Company's operating results may continue to fluctuate in the future. The Company's operating results are dependent on many factors, including the economic conditions in the disk drive industry, the size and timing of the receipt of orders from current customers, product qualifications for new and existing customers, utilization of production capacity, manufacturing yields, customer cancellations or delays of shipments, the Company's ability to develop, introduce and market new and enhanced products on a timely basis, the introduction of new products by its competitors and changes in average selling prices and product mix, among others. The Company's results of operations for a particular quarter could be adversely affected if anticipated product orders or qualifications are not received, if anticipated shipments are delayed or canceled by one or more customers or if shipments are delayed or rejected. The slowdown in the disk drive industry has resulted in decreased demand for media and substrates and when combined with the construction of new media and substrate facilities by both the company's customers and its competitors, have resulted in significant overcapacity and underutilization of existing facilities in the industry in general and the Company in particular. There can be no assurance that this slowdown will not continue. There can be no assurance that these and other factors will not materially adversely affect the Company's business, results of operations and financial results.

         During 1996, the Company reported a gross margin as a percentage of net sales of 17.3% and reported a gross deficit as a percentage of net sales of 30.6% during 1997. During the six months ended June 26, 1998, the Company reported a gross deficit of 43.2%. The Company's gross margins in 1997 and the six months ended June 26, 1998 were lower than the levels experienced in 1995 and 1996 principally due to weak demand in the disk drive industry and overcapacity. While the Company has taken steps to better align its resources and expenses with sales expectations and reduce its costs and expenses, its operations have a high level of fixed costs and expenses. Despite the closure of certain facilities, continued under-utilization of capacity has had a significant negative impact on gross margins. If the Company continues to have excess capacity, the Company's business, results of operations and financial condition will continue to be materially adversely affected.

         In addition, new products generally have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products, which have been designed into its customers' products, in a timely fashion is an important factor in its ability to maintain gross and operating margins. However, initially, new products often have lower manufacturing yields, are produced in lower quantities than more mature products and, therefore, generally have lower gross margins. The Company expects that a substantial portion of its shipments in the second half of 1998 will be of new products, which will negatively impact the Company's overall yield at least for that period and, consequently, the Company's gross margins. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications which over the past 18 months have become and are becoming increasingly difficult, customized and often incorporate new technologies. Because the thin film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in manufacturing yields and productivity generally have a significant impact on gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and low capacity utilization which, in turn, adversely affects gross margins and operating results. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to continue to invest in research and development and to maintain a level of manufacturing capacity capable of addressing increased demand.

         In the past, the Company's sought to enter long-term supply agreements with its customers in order to stabilize fluctuations in results and have committed volumes prior to expanding its facilities. In July 1996, the Company was informed by Maxtor Corporation that it intended to terminate its Volume Purchase Agreement with the Company and in November 1997, the Company's Supply Agreement with Micropolis was terminated due to its liquidation. With the recent termination of the Seagate Supply Agreement, as amended, all of the Company's sales are made pursuant to purchase orders that can be modified or rescheduled without significant penalty to the customer. Therefore, the Company typically plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. The Company's backlog at June 26, 1998 was $5,014 and represents orders with scheduled shipment dates within the next quarter. The Company's expense levels are and will be based, in part, on expectations of future revenues. These factors have caused and will continue to cause fluctuations in the Company's gross margins and results of operations. See "--Just In Time Inventory" and "--Dependence on a Limited Number of Customers."

         Current Slowdown and Volatility in the Disk Drive Industry. The Company's business has and will continue to depend upon the current and anticipated market demand for disk drives and products utilizing disk drives. The disk drive industry has been cyclical in nature and is currently experiencing a downturn. The disk drive industry also has been characterized by periods of oversupply, reductions in customer forecasts, price erosion and reduced production levels. The Company's customers are also experiencing shorter product lifecycles, quality and pricing pressures and fewer large volume programs as they seek to incorporate their drives into products of PC manufacturers. The effect of the current down cycle on suppliers, including thin film media and plated and polished substrate manufacturers, has been magnified by hard disk drive manufacturers' recent practice of utilizing internal capacity and reducing volumes from independent media and substrate suppliers, which has increased and is expected to continue to increase the severity of the drop in the demand for components during periods of contraction. For the past three years, the Company's principal customers and many of its competitors and potential customers engaged in substantial efforts to increase disk media and substrate manufacturing capacity in light of the imbalance between previously existing levels of demand for disks and existing industry capacity. These efforts, along with the adoption by disk drive manufacturers of "Just In Time" inventory practices, have resulted in significant excess capacity in the industry. Additionally, competition and excess capacity has increased the difficulty for media suppliers to be qualified into a product program with preference often being given by a customer to its own internal sources of media and substrates. Further, qualification no longer ensures volume production of that product. If customers who have developed an internal supply of disks continue to utilize their internal capacity prior to purchasing disks from independent suppliers, the Company's revenues, margins and operating results will continue to be adversely affected. To the extent industry capacity continues to exceed demand, the Company will continue to experience increased levels of competition which could materially adversely impact the Company's business, results of operations, and financial condition. No assurance can be given that the Company's revenue, margins and operating results will not be adversely affected by the continuation of the existing downturn or by future downturns in the disk drive industry. See "--"Just In Time" Inventory" and "--Intense Competition."

         Dependence on a Limited Number of Customers. During the six months ended June 26, 1998, the Company sold disks and substrates to Samsung, Western Digital, Seagate and Syquest representing 52%, 2%, 19% and 17%, respectively, of net sales. During 1996, sales to Seagate and Maxtor represented 71% and 25% of the Company's net sales, respectively. During 1997, shipments to Seagate and Micropolis represented 62% and 18%, respectively, of net sales. In 1996, Maxtor Corporation terminated its Supply Agreement with the Company, in 1997 Micropolis was liquidated and in May 1998, Seagate and the Company terminated the Seagate Supply Agreement in connection with a recent financing. Although other new customers such as Western Digital, Syquest and Samsung have taken a portion of the Company's capacity which became available as a result of these terminations and the Company is now shipping to additional new customers as a result of the Acquisition, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in additional product programs of both new and existing customers.

         Given the relatively small number of independent high performance disk drive manufacturers, the Company's dependence on a few customers will continue for the foreseeable future. For the past three years, the Company's principal customers and many of its competitors and potential customers engaged in substantial efforts to increase disk media and substrate manufacturing capacity in light of the imbalance between previously existing levels of demand for disks and existing industry capacity. As a result, these customers have reduced the level of purchases from suppliers such as the Company and have decreased their level of orders as the slowdown in the industry continues. Specifically, Seagate currently produces a significant portion of its own thin film disk requirements internally and historically has produced a majority of its requirements internally. Seagate's expressed corporate strategy has been to significantly increase its internal capacity to manufacture disks. If Seagate were to continue to reduce the level of orders from the Company as a result of the expansion of its internal disk production above current levels, an acquisition of, or the establishment of a strategic relationship with, another disk supplier or otherwise, or if Seagate were to begin selling disks in competition with the Company, the Company's business, results of operations and financial condition would be materially adversely affected.

         In November 1997, Singapore Technologies, the parent company of Micropolis, announced without notice that it was closing its Micropolis operations. This resulted in a precipitous cancellation of orders of the Company's products as well as the write-off by the Company of certain assets and equipment which the Company had installed in the Micropolis Facility in Singapore. Consequently, any loss of Seagate or one or more of the Company's current or potential customers through consolidations, adverse financial or market circumstances or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

         Rapid Technological Change. The thin film disk industry is characterized by rapid technological change, short product life cycles, and price erosion. Product lives are typically six to twelve months in duration and getting shorter. Additionally, manufacturing processes are continually being modified. For example, the Company has transitioned from the in-line sputtering process and now utilizes static systems for its disk sputtering processes. With the use of static systems of processes, each disk is processed individually while the disk itself remains stationary, multiple isolated chambers are used and there is no disk pallet. The Company believes that the static system reduces contamination, provides precise process control, faster process development and a flexible manufacturing approach. Although the Company is continually developing new products and production techniques, there can be no assurance that the Company will be able to anticipate technological advances and develop products incorporating such advances in a timely manner, with acceptable yields or to compete effectively against competitors' new products. In addition, there can be no assurance that the Company's new products can be produced in full volume at reasonable yields or that the Company will develop new products or processes which ultimately are adopted by the industry. The Company's operating results and financial condition could be materially adversely affected if these efforts are not successful or if the technologies that the Company has chosen not to develop prove to be competitive alternatives. See "--Fluctuations in Quarterly Operating Results."

         Intense Competition. The disk drive industry and thin film disk industry are both characterized by intense competition. The Company's primary competitors are Fuji Electric Company Ltd., HMT Technology Corporation, Hoya Corporation, Komag Incorporated, Mitsubishi Kasei Corporation and Showa Denko K.K. among independent disk manufacturers. Most of these companies have significantly greater financial, technical and marketing resources than the Company. IBM and several disk drive manufacturers, including Seagate, Western Digital Corporation and Maxtor, currently produce thin film disks and substrates internally for their own use. As volumes have decreased in the recent downturn and capacity has increased, the percentage of internal capacity for this film media has increased significantly to certain disk drive manufacturers. Seagate's expressed corporate strategy is to be vertically integrated for a majority of its disk drive components and to pursue sales to third parties of its disk drive components. Hyundai has built a manufacturing facility to produce disks for use in Maxtor disk drives to supplement Maxtor's current supplier base. These companies could increase their internal production to supply their requirements and cease purchasing from independent disk suppliers. Moreover, these companies could make their products available for distribution in the market as direct competitors of the Company. Additionally, other disk drive manufacturers, such as Quantum, may decide to produce disks for internal use. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition could materially adversely affect the Company's business and results of operations. See "--Dependence on a Limited Number of Customers."

         Rapid Changes in Customer and Product Mix; Complex Qualification Process. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the fourth quarter of 1996 sales to Seagate represented approximately 95% of net sales, while in the first quarter of 1998 sales to Seagate represented approximately 16% of net sales. In addition, the Company's unit sales of MR disks represented 0% of units sold in the second quarter of 1996 compared to 77% of units sold for the comparable quarter of 1997. At any one time, the Company typically supplies disks in volume for only five to ten disk drive products, with the mix of such products shifting continually. Disk drive manufacturers demand a variety of thin film disks with differing design, performance and cost characteristics. Thin film disk suppliers, such as the Company, are required to work closely with such manufacturers in order to develop products that will be used in the manufacturers' designs. As discussed above, due primarily to the downturn in demand in the disk drive industry, the liquidation of Micropolis and excess capacity, the Company continues to seek additional customers to utilize its manufacturing capacity. Although Seagate and other customers have taken a portion of this capacity, the Company continues to have excess manufacturing capacity as it seeks to qualify its products in product programs of both new and existing customers. Qualification is a costly and time consuming process and there can be no assurance that the Company will successfully find new customers or successfully qualify its products in their product programs on a timely basis or with acceptable yields. In the event the Company's products do not become designed into or qualified in a particular disk drive program on a timely basis, the Company could be excluded as a supplier of disks for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales and lower gross margins. Consistent inability to become designed into a disk drive program would have a material adverse effect on the Company's business results of operations and financial condition.

         Thin film disk suppliers seek to have their products "designed in" to a particular disk drive and to be qualified as a primary supplier for new programs. The design-in process is ongoing, lengthy and frequent and the Company must compete for participation in each product program, including those of existing customers. Qualification is a costly and time-consuming process and the Company continues to experience increased levels of competition in the qualification process. The Company's dependence on a limited number of customers is exacerbated by the tendency of disk drive manufacturers to rely on a few suppliers and increasingly, on internal capacity, especially during periods of low demand. Additionally, due to the technology demands of new products, disks must be more customized in order to be qualified in to a customer's product program. There can be no assurance that the Company will continue to qualify products with its present customers, continue to find new customers or successfully qualify its products in the product programs of such new customers on a timely basis or with acceptable yields. Accordingly, the Company expects excess capacity to continue to negatively impact its results of operations at least during 1998 as it seeks to increase sales to existing customers, and to find new customers.

         Securities Class Action and Maxtor Litigation. On July 23, 1996, the Company was informed by Maxtor Corporation that it intended to terminate a November 17, 1995 Volume Purchase Agreement between Maxtor and Hyundai Electronics Industries Co. Ltd., on the one hand, and the Company on the other hand. Prior to such notification, Maxtor had failed to purchase in the Company's second quarter the disks required to be purchased by it under the Volume Purchase Agreement. As a consequence of Maxtor and Hyundai's breach of the Volume Purchase Agreement, the Company on September 25, 1996 filed suit in the United States District Court for the Northern District of California against Hyundai, C.S. Park, K.S. Yoo and Mong Hun Chung alleging breach of the Volume Purchase Agreement and fraud. The Complaint seeks damages in excess of $206 million. In response to a motion to dismiss brought by Hyundai the Court dismissed the Complaint because it found that Maxtor was an indispensable party to the litigation. The Court, however, conditioned its dismissal on defendants agreements to certain terms and conditions designed to preserve the progress made in the federal action. In response, the Company has filed a substantially similar complaint against Maxtor, Hyundai Electronics Industries and certain individuals in California state court.

         On December 19, 1996, Maxtor Corporation filed an action in Colorado state court for the County of Boulder against the Company, its subsidiary, StorMedia International Limited, and William J. Almon alleging breach of contract, breach of warranty, fraud and negligent misrepresentation. The action alleges that the Company's products failed to meet certain of Maxtor's requirements under the November 17, 1995 Volume Purchase Agreement. The action seeks compensatory damages of $100 million. The Colorado court has lifted its stay of proceedings in the Colorado State court proceeding. The Company has answered Maxtor's complaint and asserted court claims against Maxtor, Hyundai Electronic Industries, and certain individuals. Discovery in the Colorado action has not yet commenced.

         On September 18, 1996, a purported securities class action complaint, Werczberger, et al. v. StorMedia, Inc. et al., No. CV760825, was filed in the Superior Court of the State of California in the County of Santa Clara. The complaint alleges that StorMedia and certain of its officers and directors violated California state securities laws by making false and misleading statements of material fact about StorMedia's prospects between November 27, 1995 and August 9, 1996. Plaintiff purports to represent a class of persons who purchased StorMedia stock during this period. In particular, the complaint alleges that the StorMedia defendants made allegedly false statements regarding volumes of disks to be purchased by Maxtor and Hyundai pursuant to the contract that is the subject of the two above-described actions. On August 19, 1997, the California Supreme Court granted review of the Superior Court's order overruling the defendants' demurrer. The matter has been fully briefed in the California Supreme Court and the Company is awaiting the scheduling of oral argument. In addition, on June 18, 1997, a federal securities action, Werczberger v. StorMedia, et al., C-97 20538, was filed against the same defendants in the United States District Court for the Northern District of California, San Jose Division. The federal complaint alleges violations of federal securities laws and contains virtually identical allegations to those in the state court complaint.

         The Company has prosecuted or defended and intends to continue to prosecute or defend, as applicable, all of its current lawsuits vigorously, but there can be no assurance as to the outcome or the financial effect, if any, these litigations may have on the Company. A materially unfavorable outcome in any of its current legal proceedings could have an adverse effect on the Company's financial condition and cash flow. Such litigation has resulted and is expected to continue to result in substantial costs and a diversion of management attention and resources. The Company has tendered the securities litigation claim to its Directors' and Officers' Insurance company and to date while the insurance company has paid certain expenses relating to the defense of such securities lawsuit, there is no such coverage relating to the prosecution or defense of the litigation with Maxtor and Hyundai. There can be no assurance that the diversion of management resources and ongoing substantial costs will not have a material adverse affect on the Company's financial condition. No loss contingency has been established for these lawsuits as the amount of losses, if any, are not yet determinable or reasonably estimable.

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

         Risks Associated With Substrate Manufacturing. The Company's substrate manufacturing facility in Singapore became fully operational during the third quarter of 1997 and the Company acquired a substrate facility located in Malaysia as part of the Merger. These facilities require the expenditure of significant management resources. Additionally, the Company is vertically integrating its business to include the process of grinding aluminum blanks which occurs prior to the nickel plating process. While the Company believes it has the expertise to establish this process, it has incurred delays and lower yields than expected during its start-up phase. There can be no assurance that these facilities will produce high quality and low cost aluminum substrates. Manufacturing and other problems which may occur in connection with the operation at these facilities could materially adversely affect the Company's results of operations and financial condition. Primarily due to the ongoing decline in demand for the Company's products, the Company has not been able to utilize all of the substrates produced internally and has not found third parties to purchase such substrates. Continued under-utilization of the Company's substrate facilities will adversely affect the Company's results of operations and financial condition.

         Liability Related to Year 2000 Compliance. The Year 2000 Issue arises from computer programs that use two digits rather than four to define the applicable year. Such computer programs may cause computer systems to recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of conducting a comprehensive review of its internal computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an enterprise-wide implementation plan to resolve the issue. The Company believes that, with modifications to existing operational software, the Year 2000 Issue will not pose significant operational problems for the Company's internal computer systems. However, the Company expects to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare its systems for the Year 2000. The Company cannot estimate the amount of costs that will be associated with the transition of the Company's remaining systems. Although the Company currently expects that the Year 2000 Issue will not pose significant operational problems, delays in the modification or conversion of its systems or the failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company cannot be sure that systems of suppliers to the Company or of other companies on which the Company's systems rely will be converted in a timely manner. The failure of these other companies to convert their systems, may have a material adverse effect on the Company's business, results of operations and financial condition. The Company's products do not have embedded calendars and therefore the Company does not expect the Year 2000 problem to impact its products.

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

         Effect of Anti-Takeover Provisions. The Board of Directors of the Company is authorized by its Certificate of Incorporation to issue up to 500,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares, which, under certain circumstances, could be issued without any vote or action by the Company's stockholders. To date, the Company has issued approximately 260,163 shares of Series A Preferred Stock. Several of the Company's financings have included significant warrant coverage, which, when exercised, will result in the issuance of additional shares of Common Stock.
See "Risk Factors--Convertible Securities and Warrants; Potential Dilution." Future issuances of preferred stock and warrants could further dilute the equity investments of the purchasers of Common Stock in this offering, and the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the right of the holders of the issued and outstanding Series A Preferred Stock and any preferred stock and stock and warrants that may be issued in the future. Moreover, issuances of preferred stock and warrants in the future could be used to impede an acquisition of the Company that the Board of Directors does not approve. The Company has also adopted a Preferred Stock Rights Plan. The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first became an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 could also have the effect of delaying or preventing a change of control in the Company.

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

         The Company has from time to time been notified of, or has otherwise been made aware of, claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or proprietary intellectual property will be offered or that the terms of any offered licenses will be acceptable to the Company. The Company has been contacted by IBM concerning the Company's interest in licensing a patent. Based upon an opinion of its patent counsel, the Company believes that no license is required because the Company does not believe that it is practicing any invention covered by the IBM patent. There can be no assurance, however, that IBM will not pursue its claim. Additionally, Virgle L. Hedgcoth has allegedly patented certain disk preparation techniques (the "Hedgcoth Patents") and has asserted that the Company is infringing such patents. Mr. Hedgcoth has since asserted patent infringement claims against certain disk drive manufacturers, including one customer of the Company who has demanded that the Company defend and indemnify it in the patent litigation. The Company believes that the Hedgcoth Patents are not valid because of prior commercial activities by other companies utilizing the technology covered. However, should Mr. Hedgcoth prevail in such litigation and elect to pursue the Company, the Company would be forced to either litigate any infringement claims, execute a license, if available, or design around the patents, which the Company believes is possible, and may be required to indemnify its customers. The failure to obtain a key patent license or a license to key proprietary intellectual property from a third party could cause the Company to incur substantial liabilities and possibly to suspend the manufacture of the products utilizing the patented or proprietary invention either of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business - Intellectual Property."

         Environmental Issues. The Company's operations and manufacturing processes are subject to certain federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the Company's use, handing, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters, and the control of process air pollutants. The Company has from time to time been notified of minor violations concerning its waste water discharge permits, air quality regulations and hazardous material regulations. The Company has implemented corrective action plans to remedy these violations and has put in place procedures to effectuate continued compliance with these laws and regulations. The Company has also initiated safety programs and training of personnel on safe storage and handling of hazardous materials and wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental related matters. However, in connection with the Merger, the Company acquired the properties of Akashic located in California and Malaysia and is still in the process of assessing whether or not any of these facilities have any environmental issues. Environmental laws and regulations, however, may become more stringent over time and there can be no assurances that the Company's failure to comply with either present or future regulations would not subject the Company to significant compliance expenses, production suspensions or delay, restrictions on expansion at its present locations or the acquisition of costly equipment.

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

         Risks of International Sales and Manufacturing. In 1996, 1997 and for the six months ended June 26, 1998, international sales (sales delivered to customers in the Far East and Ireland, including foreign subsidiaries of domestic companies) accounted for over 85% of the Company's net sales, and the Company anticipates that international sales will continue to represent the substantial majority of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international sales, including compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, exposure to taxes in multiple jurisdictions and transportation delays and interruptions. Although presently all of the Company's sales are made in U.S. dollars, including sales from its Singapore and Malaysia facilities, a portion of the Company's expenses must be paid in local currencies. Future international sales may be denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Additionally, the Company's international business may be materially adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies and difficulties in obtaining export licenses. Moreover, the Company's efforts to expand its manufacturing operations have been concentrated in Southeast Asia. This expansion requires the Company to implement and monitor new systems, procedures and controls and to attract, train, motivate and manage qualified employees effectively. These risks are exacerbated by the distance of the Southeast Asian facilities from the
Company's California headquarters.   Certain Asian countries are experiencing
banking and currency difficulties that have lead to economic slowdowns or recessions in those countries. This, in turn, has resulted in reduced demand for the Company's products. For instance, the purchasing power of the Company's Korean customers has declined as a result of, among other things, difficulties in obtaining credit and the decline in value of the Korean won. If Korea's economy remains stagnant or deteriorates further, demand for the Company's products by Korean customers could decrease and the economies of other countries could be negatively affected. Net sales to Samsung for the first half of 1998 were 52% of the Company's total net sales. Due to the Company's manufacturing operations in Asia and the fact that its customers are Asians, the impact of the foregoing factors on the Company's business, results of operations and financial condition could be material and adverse.

         Convertible Securities and Warrants; Potential Dilution. The equity investments of purchasers of Common Stock in this offering will be substantially diluted to the extent that warrants issued in connection with the restructuring of the CIBC Term Loan Facility and Series A Preferred Stock financings are exercised and to the extent that the $5 million Convertible Note issued to Seagate is converted. As part of the restructuring, the Company issued warrants exercisable to purchase 2,000,000 shares of Common Stock to the Bank Group at an exercise price of $3.075 per share (the "Bank Warrants"). The Bank Warrants cannot be exercised until May 29, 1999 and any time prior to payment in full of the outstanding balance owed under the CIBC Term Loan Facility, the Bank Group may exercise their warrants by surrendering such banks pro rata share of the CIBC Term Loan Facility, rather than pay the exercise price of $3.075 per share. In addition, the Convertible Note may be converted on the earlier to occur of May 1999 or a merger or sale of the Company.

         In addition to the foregoing financing transactions, the Company raised $8 million through the sale of 162,602 and 97,561 shares, respectively, of Series A Preferred Stock which are convertible into 1,626,020 and 975,610 shares, respectively, of Common Stock and warrants to purchase 1,626,020 and 975,872 shares, respectively, of Common Stock to Prudential Private Equity Investors, the Company's largest stockholder, and Capital Ventures International (the "Stock Purchase Warrants"). While all shares of Common Stock issuable upon exercise of the Bank Warrants and Stock Purchase Warrants upon conversion of the Preferred Stock and conversion of the Convertible Note have certain registration rights, to date no shares of Preferred Stock have been converted to Common Stock and no warrants have been exercised. At this time, Capital Ventures International is the only Selling Stockholder. There can be no assurance that at a later time that Stockholders holding shares with registration rights will not also request that such shares be registered for resale. The number of shares available for resale hereunder cannot be predicted by the Company at this time, due to factors such as the timing and number of Stock Purchase Warrants that will be exercised or shares of Series A Preferred Stock which will be converted into Common Stock, if at all. The exercise price of the Stock Purchase Warrants is $3.075 per share. Such dilution will be greater if the Company issues additional shares of Series A Preferred Stock in lieu of cash dividends payable on the outstanding Series A Preferred Stock, and if the Company issues additional convertible preferred stock or other securities in future financings or as incentives for existing holders to exercise options or warrants. Securities issued in connection with future financings may also have rights, privileges and preferences senior to those of existing stockholders.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Volatility of Stock Price. The trading price of the Company's Class A Common Stock has been volatile since the Company's initial public offering in May 1995 and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, revised earnings estimates, general conditions in the disk drive or computer industry, announcements of changes in capacity, the level of orders from new or existing customers, consolidations in the industry, technological innovations or new products developed or introduced by the Company or its competitors, developments in patents or other intellectual property rights, comments or recommendations issued by analysts who follow the Company, its competitors or the disk drive industry and general economic and market conditions. In addition, it is possible that from time to time the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Class A Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Class A Common Stock.

         Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. In 1996, the Company was named as a defendant in a securities class action lawsuit. Such litigation can result and has resulted in substantial costs and a diversion of management attention and resources.

         In addition, the Company believes that electronic bulletin board postings regarding the Company on America Online and other similar services, some of which have contained false information about Company developments, have contributed to volatility in the market price of the Common Stock and may continue to do so. Any information concerning the Company, including projections of future operating results, appearing in such on-line bulletin boards or otherwise emanating from a source other than the Company should not be relied on as having been supplied or endorsed by the Company.

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

         MAXTOR CORPORATION V. STORMEDIA, INC., ET AL.

         On December 19, 1996, Maxtor Corporation filed an action in Colorado state court for the County of Boulder against the Company, its subsidiary, StorMedia International Limited, and William J. Almon alleging breach of contract, breach of warranty, fraud and negligent misrepresentation. The action alleges that the Company's products failed to meet certain of Maxtor's requirements under the November 17, 1995 Volume Purchase Agreement. The action seeks compensatory damages of $100 million. The Colorado court has lifted its stay of proceedings in the Colorado State court proceeding. The Company has answered Maxtor's complaint and asserted court claims against Maxtor, Hyundai Electronic Industries, and certain individuals. Discovery in the Colorado action has not yet commenced.

         WERCZBERGER, ET AL. V. STORMEDIA INCORPORATED

         On September 18, 1996, a purported securities class action complaint, Werczberger, et al. v. StorMedia, Inc. et al., No. CV760825, was filed in the Superior Court of the State of California in the County of Santa Clara. The complaint alleges that StorMedia and certain of its officers and directors violated California state securities laws by making false and misleading statements of material fact about StorMedia's prospects between November 27, 1995 and August 9, 1996. Plaintiff purports to represent a class of persons who purchased StorMedia stock during this period. In particular, the complaint alleges that the StorMedia defendants made allegedly false statements regarding volumes of disks to be purchased by Maxtor and Hyundai pursuant to the contract that is the subject of the two above-described actions. On August 19, 1997, the California Supreme Court granted review of the Superior Court's order overruling the defendants' demurrer. The matter has been fully briefed in the California Supreme Court and the Company is awaiting the scheduling of oral argument. In addition, on June 18, 1997, a federal securities action, Werczberger v. StorMedia, et al., C-97 20538, was filed against the same defendants in the United States District Court for the Northern District of California, San Jose Division. The federal complaint alleges violations of federal securities laws and contains virtually identical allegations to those in the state court complaint. Defendants intend to continue to defend these cases vigorously.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 21, 1998, the Annual Meeting of Stockholders of the Company was held in Santa Clara, California. An election of Directors was held with a slate of five candidates, William J. Almon, Mark S. Rossi, John A Downer, Francis J. Lunger and Gregorio Reyes being elected to the Board of Directors of the Company. The slate of candidates received approximately 9,231,289 affirmative votes of shares represented and voting and approximately 9,650 shares voted against the slate. Votes withheld from any nominee and broker non-votes were counted for purposes of determining the presence or absence of a quorum.

         The stockholders also ratified the adoption of the 1998 Employee Stock Purchase Plan and the reservation of 1,500,000 shares of Common Stock for issuance thereunder. 7,730,056 shares voted for adoption, 1,593,123 shares voted against the adoption and 126,248 shares abstained. Additionally, the stockholders ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. There were 9,304,704 shares voted in favor of the ratification, 127,375 shares voted against the ratification and 17,348 shares abstained. Stockholders also voted against a Stockholder proposal which was made at the meeting. There were 4,171,206 shares voted in favor of the proposal, 5,143,461 shares voted against and 134,760 shares abstained. The affirmative vote of the holders of a majority of the Common Stock represented in person or by proxy and entitled to vote at the Annual Meeting ("Votes Cast") was needed in order to approve the foregoing proposals. Votes Cast against the proposals were counted for purposes of determining (i) the presence or absence of a quorum for the transaction of business and (ii) the number of Votes Cast with respect to each such proposal. An abstention had the same effect as a vote against the proposal. Broker non-votes were counted for purposes of determining the presence or absence of a quorum, but were not counted as Votes Cast.

ITEM 5.  OTHER INFORMATION

         For the 1998 Annual Meeting, a stockholder may, by notifying the Company at least 45 days prior to the months and day that the Company's 1997 proxy was mailed, notify the Company of its intent to raise a matter at the 1998 Annual Meeting and eliminate the Company's discretionary proxy authority over that issue.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits.

          27.1    Financial Data Schedule

     b.   Reports on Form 8-K

          On June 22, 1998, the Company filed a Report on Form 8-K relating to its bank restructuring and financings.

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


                                 STORMEDIA INCORPORATED
                                 ----------------------
                                 (Registrant)



Date:  August 11, 1998           By: /s/ Stephen M.  Abely
                                    -------------------------------
                                    Stephen M. Abely, President and Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit                                                                                           Page
27.1        Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .