Form 10-Q/A
period 1998-06-26
STORMEDIA INC
filed 1998-08-20
CIK 942787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                    FORM 10-Q



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

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ........................ 11

PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings ............................................................................................ 36
    Item 2.   Changes in Securities ........................................................................................ 36
    Item 3.   Defaults Upon Senior Securities .............................................................................. 36
    Item 4.   Submission of Matters to a Vote of Securities Holders ........................................................ 37
    Item 5.   Other Information ............................................................................................ 37
    Item 6.   Exhibits and Reports on Form 8-K ............................................................................. 37

SIGNATURES ................................................................................................................. 38

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

         Convertible Securities and Warrants; Potential Dilution. Stockholders of the Company will be substantially diluted to the extent that warrants issued in connection with the restructuring of the CIBC Term Loan Facility and Series A Preferred Stock financings are exercised and to the extent that the $5 million Convertible Note issued to Seagate is converted. As part of the restructuring, the Company issued warrants exercisable to purchase 2,000,000 shares of Common Stock to the Bank Group at an exercise price of $3.075 per share (the "Bank Warrants"). The Bank Warrants cannot be exercised until May 29, 1999 and any time prior to payment in full of the outstanding balance owed under the CIBC Term Loan Facility, the Bank Group may exercise their warrants by surrendering such banks pro rata share of the CIBC Term Loan Facility, rather than pay the exercise price of $3.075 per share. In addition, the Convertible Note may be converted on the earlier to occur of May 1999 or a merger or sale of the Company.

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


                                 STORMEDIA INCORPORATED
                                 ----------------------
                                 (Registrant)



Date:  August 19, 1998           By: /s/ Stephen M.  Abely
                                    -------------------------------
                                    Stephen M. Abely, President and Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit                                                                                           Page
27.1        Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .